Form 10-Q
period 1995-07-31
DELTA COMPUTEC INC
filed 1995-09-29
CIK 779338

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                          Commission File No. 0-14733

                               ----------------

                              DELTA COMPUTEC INC.
            (Exact name of registrant as specified in its charter)


                 New York                             16-1146345
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               identification No.)

     366 White Spruce Blvd, Rochester, NY                  14623
   (Address of Principal Executive Offices)              (Zip Code)

                                 201-440-8585
              (Registrant's telephone number including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [x]    No [ ]

                               ----------------

As of July 31, 1995, there were 6,811,575 shares outstanding of the Registrant's Common Stock $.01 par value.
================================================================================

                             DELTA COMPUTEC, INC.
                                   Form 10-Q
                          Quarter Ended July 31, 1994

                                     INDEX

Part I:  Financial Information                                     Page
                                                                   ----
  Consolidated balance sheets at July 31, 1995 and
    October 31, 1994                                                3-4

  Consolidated statements of operations for the three
    months ended July 31, 1995 and 1994 and nine months
    ended July 31, 1995 and 1994                                     5

  Consolidated statement of cash flows for the nine months
    July 31, 1995 and 1994                                           6

  Notes to consolidated financial statements                        7-10

  Management's discussion and analysis of operations and
    financial condition                                            11-13

Part II:  Other Information

  Exhibits and Reports on Form 8-K                                   14

  Signatures                                                         15

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                               (Unaudited)
                                                 July 31,     October 31,
                                                   1995           1994
                                               -----------    -----------
CURRENT ASSETS:

  Cash                                         $     7,587    $    12,809
  Accounts receivable, less allowance for
   doubtful accounts of $251,018 and $193,238
   at July 31, 1995 and October 31, 1994,
   respectively                                  6,521,591      5,462,556

  Inventories                                    2,016,185      2,201,339
  Prepaid expenses and other current assets        238,270        222,484
  Deferred income taxes current                    100,000        317,000
                                               -----------    -----------
      Total current assets                     $ 8,883,633    $ 8,216,188

FIELD SPARE PARTS, net of accumulated
  amortization                                 $ 2,510,419    $ 2,378,698

PROPERTY AND EQUIPMENT, at cost:

  Technical equipment                          $ 1,953,197    $ 1,311,900
  Office furniture and equipment                   990,111      1,296,557
  Vehicles                                         154,661        150,461
  Leasehold improvements                           280,176        227,046
                                               -----------    -----------
                                               $ 3,378,145    $ 2,985,964

       Less: Accumulated depreciation            2,319,304      1,970,132
                                               -----------    -----------
                                               $ 1,058,841    $ 1,015,832

INVESTMENT IN AFFILIATED COMPANY               $      -       $    10,000

DEFERRED INCOME TAXES                          $ 1,010,236    $ 1,035,000

OTHER ASSETS:

  Goodwill, net                                $   791,380    $   456,928
  Customer lists, net                              148,922        168,485
  Other assets                                     184,063        240,154
                                               -----------    -----------
                                                 1,124,365    $   865,567
                                               -----------    -----------
                                               $14,587,494    $13,521,285
                                               ===========    ===========

                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)
                                            July 31,     October 31,
                                              1995           1994
                                          -----------    -----------
CURRENT LIABILITIES:

  Accounts payable                        $ 3,720,548    $ 3,142,204
  Deferred service revenue                  1,867,890      1,783,238
  Accrued expenses
   Payroll and payroll taxes              $   599,819    $   404,791
   Interest                                    38,285         30,376
   Other                                      107,775        186,258
  Due to Shareholder                          444,741           -
  Bank line of credit                       4,330,223           -
                                          -----------    -----------
      Total current liabilities           $11,109,281    $ 5,546,867

LONG-TERM DEBT                            $      -       $ 3,716,820

SUBORDINATED DEBENTURES                   $ 1,075,001    $ 1,087,501

STOCKHOLDERS' INVESTMENT

  Common stock, $ .01 par value;
   authorized 20,000,000 shares;
   issued and outstanding 6,811,575 at
   July 31, 1995 and October 31, 1994     $    68,116    $    68,116

  Additional paid-in capital                4,916,093      4,916,093
  Accumulated deficit                     ( 2,580,997)    (1,814,112)
                                          -----------    -----------
      Total stockholders' investment        2,403,212    $ 3,170,097
                                          -----------    -----------
                                          $14,587,494    $13,521,285
                                          ===========    ===========

                  See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Nine Months Ended
                                       July 31,                 July 31,
                               ----------------------  ------------------------
                                  1995        1994         1995        1994
                                  ----        ----         ----        ----
REVENUES:
  Service revenues             $3,837,581  $2,356,873  $10,717,842  $ 7,075,406
  Equipment sales               4,263,924   4,297,286   13,389,598   11,686,065
                               $8,101,505  $6,654,159  $24,107,440  $18,761,471
                               ----------  ----------  -----------  -----------
COSTS AND EXPENSES:
  Service costs                $3,198,886  $1,781,130  $ 8,602,089  $ 5,116,935
  Cost of equipment sold        3,426,948   3,421,758   10,559,234    9,307,006
  Selling, general and
   administrative               1,591,014   1,290,480    5,100,472    3,989,363
                               ----------  ----------  -----------  -----------
                               $8,216,848  $6,493,368  $24,261,795  $18,413,304

OTHER EXPENSE, NET             $  119,739  $  107,132  $   369,766  $   289,531
                               ----------  ----------  -----------  -----------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                  $ (235,082) $   53,659  $  (524,121) $    58,636

INCOME TAXES                   $  331,764  $   14,000  $   242,764  $    15,000
                               ----------  ----------  -----------  -----------
NET EARNINGS (LOSS)            $ (566,846) $   39,659  $  (766,885) $    43,636
                               ==========  ==========  ===========  ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

  Net Earnings (Loss)          $     (.08) $      .01  $     (.11)  $      .01

EARNINGS PER COMMON SHARE - ASSUMING FULL DILUTION:

  Net Earnings (Loss)          $     (.08) $      .01  $     (.11)  $      .01

                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Nine Months Ended
                                                            July 31,
                                                  --------------------------
                                                      1995            1994
                                                  ------------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net earnings (loss)                          $   (766,885)  $    43,636
     Adjustments to reconcile net earnings (loss)
       to net cash provided by operating
       activities:
     Depreciation & amortization                     1,311,702       922,441
     Decrease (increase) in accounts receivable
       inventories, prepaid expenses, deferred
       income taxes, and other assets, net of
       accounts payable and other accrued
       expenses                                          4,274      (799,994)
     Increase in deferred service revenue             (273,351)      527,038
                                                  ------------   -----------
       Net cash flow from operating activities    $    275,740   $   693,121
                                                  ------------   -----------
CASH FLOW FROM INVESTING ACTIVITIES:

     Additions to property and equipment          $   (102,764)  $  (113,216)
     Additions to field spare parts                   (784,490)     (538,560)
     Acquisition of business (Note 2)                 (394,611)         -
                                                  ------------   -----------
       Net cash flow from investing activities    $ (1,281,865)  $  (651,776)
                                                  ------------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:

     Proceeds from Shareholder's Loan             $    400,000   $      -
     Net proceeds from bank borrowing                  613,403         1,285
     Principal repayments for long-term debt           (12,500)     (145,318)
                                                  ------------   -----------
       Net cash flow from financing activities    $  1,000,903   $  (144,033)
                                                  ------------   -----------
NET INCREASE (DECREASE) CASH                      $     (5,222)  $  (102,688)

CASH - beginning of year                                12,809       102,688
                                                  ------------   -----------
CASH - end of period                              $      7,587   $      -
                                                  ============   ===========

                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     Description of Business

     The Company provides a wide array of Data Communication and LAN/WAN products and services as well as multi-vendor maintenance services for computer systems and peripheral equipment.

     Principles of Consolidation and Representation by Management

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries R&M Associates Electronic Data Products Service, Inc., Computer Support, Inc., Delta Data Net Inc., Intronet, Inc. and SAI/Delta, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results for the interim periods.

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred an operating loss in fiscal 1993 and 1994 and was in default under certain loan agreements as of July 31, 1995 (Note 3). In fiscal 1994, the Company executed a credit agreement to provide a long-term credit facility which will expire April 30, 1997. On January 24, 1995, certain debt covenants were amended based on the Company's business plan for fiscal 1995. If certain measures that management has recently implemented prove unsuccessful and defaults continue to occur under the amended credit agreement, then the Company will need to seek additional financing from outside sources (see Note 5).

     Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method based on estimated useful lives which are as follows:
                                                            Estimated
                              Description                   Useful Life
                              -----------                   -----------
                    Technical equipment                     5 - 7 years
                    Office furniture and equipment          5 - 7 years
                    Vehicles                                2 - 3 years
                    Leasehold improvements                  5 -10 years

     Maintenance and repairs are charged to expense as incurred. The cost of renewals or betterments that increase the useful lives of the assets is capitalized in the appropriate asset account. The gain or loss on property retired or otherwise disposed of is credited or charged to operations and the cost and accumulated depreciation are removed from the accounts.

     Inventories

     Inventories represent computer equipment and peripherals held for resale in the normal course of business and consumable field spare parts. These inventories are recorded at the lower of cost(first-in, first-out) or market.

     Field Spare Parts

     Field spare parts are stated at cost and are amortized using the straight-line method over an estimated useful life of 5 years, beginning in the year after acquisition.

     Goodwill

     Goodwill, representing the excess of the cost of acquired business over the fair value of net assets acquired, is being amortized on a straight-line basis over periods ranging from ten to twenty years.

     Customer Lists

     Customer lists, representing the fair market value of customer lists for business acquired, are being amortized on a straight-line basis over a ten-year period.

     Deferred Service Revenue

     Service revenue is recognized ratably over the contract period. Deferred service revenue represents billings in advance of the service period.

     Revenue Recognition

     Service revenues: Contract service revenue is recognized ratably over the contractual period or as services are provided. Revenue from service rendered on a "time and materials" basis is recognized in the period the work is performed.

     Equipment sales: Revenue from equipment sales and the related cost of sales are recognized when title to the equipment passes. Component repair revenue and related costs are recognized upon completion of the repair.

     Income Taxes

     Income taxes are recognized for the amount of taxes payable or refundable for the current tax year, and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Company's consolidated financial statements or tax returns.


     At July 31, 1995 the Company had accumulated approximately $2,500,000 of operating loss carryforward for tax purposes which was primarily the result of losses generated by its newly acquired business units over the prior two years. The Company had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet, through April 30, 1995. Generally accepted accounting principals (FAS 109) establishes guidelines to be used in valuing deferred tax assets. The Company has incorporated in the financial statements at July 31, 1995 reserves for the valuation of previously recorded deferred tax assets in the amount of $400,000. As discussed in Note 5, it is the Company's intention to divest itself of certain non-strategic business units. The Company will continue to assess, in future periods, the value of the deferred tax assets. This assessment will include, but not be limited to, the Company's ability to divest of non-strategic business units and the ability to project adequate profits to utilize the operating loss carryforward including that portion that has been reserved during the period being reported.

     Earnings Per Share

     Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options using the Treasury Stock Method. Earnings per common and common equivalent share assuming full dilution are computed on the assumption that all outstanding convertible debentures were exercised on the issue date.

(2)  Acquisitions

     On November 17, 1994, the Company acquired substantially all of the operating assets of Intronet, Inc. Intronet designs, installs and supports advanced computer networks with emphasis on large campus and industrial facilities requiring network hubbing integrated with fiber and copper cabling. These assets were acquired in exchange for $337,000 in cash and assumption of approximately $588,000 in liabilities of the seller. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from November 17, 1994 have been included in the consolidated financial statements.

     On December 1, 1994, the Company exercised an option to acquire the remaining shares of SAI/Delta, Inc. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from December 1, 1994 have been included in the consolidated financial statements.

(3)  Long-Term Debt

     On April 1, 1994, the Company executed a credit agreement to provide a long-term credit facility. This facility will expire on April 30, 1997 and bears interest at 1.5% above the bank's prime lending rate (8.75% at

     July 31, 1995). Proceeds from this facility were utilized to refinance existing credit facilities and provide on going working capital. This facility was amended in November, 1994 to complete the acquisition of the assets of Intronet, Inc. (see note 2). Availability of funds under this facility is limited to the lesser of $4,500,000 or a percentage of eligible accounts receivable and inventory. The credit agreement contains restrictive covenants, the more significant of which require maintenance of minimum net working capital, minimum tangible net worth, maximum debt-to-tangible net worth, pretax income and a restriction on capital expenditures and prohibition of dividend payments. The Company was not in compliance with certain of these restrictive covenants due to lower than projected earnings for the period. The Company has requested a waiver of noncompliance from the bank as of July 31, 1995. As of the date of this report, the Company is awaiting the bank's response and has classified this debt as current until the waiver is confirmed.

     On May 1, 1995, Delta Computec Inc. reached an agreement with its commercial lender for an additional $700,000 lending facility. Mr. Joseph M. Lobozzo II, Delta's controlling shareholder, Secretary and a director, agreed with Delta to provide funding for $400,000 of the $700,000 additional lending facility. In return, Delta agreed to issue to Mr. Lobozzo an option to purchase 11,440,475 common shares, the balance of its available authorized but unissued common shares for a four year period between May 20, 1995 and May 20, 1999 for nominal consideration. If Mr. Lobozzo exercises the option, Mr Lobozzo and affiliated parties will hold or control 78 percent of the authorized common shares of Delta. The option is cancelable under certain circumstances if Delta's computer service business is sold within 1 year.

(4)  Subordinated Debentures

     As of July 31, 1995, the Company had issued an 8% subordinated debenture in the face amount of $475,000 due November 4, 1997 to the seller of Data Net.

     As of July 31, 1995, the Company had issued an 8% subordinated debenture in the face amount of $600,001 due to Mr Lobozzo, a director of Delta Computec Inc. Principal payments are due in three annual installments of $200,000, commencing January 31, 1996 subject to meeting bank loan covenants.

(5)  Other Matters

     On June 1, 1995, the Company signed preliminary letters of intent to sell certain of its business units to a private investment group. Although the term of these letters has expired, the Company is continuing discussions with this group and other parties in order to divest itself of non-performing operations in a timely manner.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

     Results of Operations

     Operating results for the nine months ended July 31, 1995 reflected a net loss of $766,885 or $.11 per share compared to net earnings of $43,636 or $.01 per share for the nine months ended July 31, 1994.

     Operating results for the three months ended July 31, 1995 reflected a net loss of $566,846 or $.08 per share compared to net earnings of $39,659 or $.01 per share for the three months ended July 31 1994.

     Operating results for the three and nine months ended July 31, 1995 were negatively impacted by the continued restructuring and integration of its Data Net subsidiary purchased in November 1992 and its Intronet division purchased in November 1994.

     Revenues

     Revenues were $24,107,440 for the nine months ended July 31, 1995 compared with $18,761,471 for the nine months ended July 31, 1994. Revenues increased $5,345,969 or 28.5% for the nine months ended July 31, 1995 compared with the nine months ended July 31, 1994. Service revenues increased $3,642,436 or 51.5% for the nine months ended July 31, 1995 compared with the nine months ended July 31, 1994. Revenues increased primarily as a result of the acquisition of Intronet in November, 1994.

     Revenues were $8,101,505 for the three months ended July 31, 1995 compared with $6,654,159 for the three months ended July 31, 1994. Revenues increased $1,447,346 or 21.8% for the three months ended July 31, 1995 compared with the three months ended July 31, 1994. Service revenues increased $1,480,708 or 62.8% for the three months ended July 31, 1995 compared with the three months ended July 31, 1994. Revenues increased primarily as a result of the acquisition of Intronet in November, 1994.

     Costs and Expenses

     Service costs were $8,602,089 for the nine months ended July 31, 1995 compared with $5,116,935 for the nine months ended July 31, 1994.
     Service costs increased $3,485,154 or 68.1% for the nine months ended July 31, 1995 compared with the nine months ended July 31, 1994. Service costs as a percentage of service revenue increased from 72.3% for the nine months ended July 31, 1994 to 80.3% for the nine months ended July 31, 1995. These increases are primarily due to the inclusion of the Intronet division and its inherently lower margins.

     Service costs were $3,198,886 for the three months ended July 31, 1995 compared with $1,781,130 for the three months ended July 31, 1994. Service costs increased $1,417,756 or 79.6% for the three months ended July 31, 1995 compared with the three months ended July 31, 1994. Service costs as a percentage of service revenue increased from 75.6% for the three months ended July 31, 1994 to 83.4% for the three months ended July 31, 1995. These increases are primarily due to the Intronet division and its inherently lower margins.

     Costs of equipment sold was $10,559,234 for the nine months ended July 31, 1995 compared with $9,307,006 for the nine months ended July 31, 1994. The increase in cost of equipment sold was primarily due to the incremental increase in equipment sales as a result of the Intronet acquisition in November, 1994. Cost of equipment sold as a percentage of equipment sales decreased from 79.6% for the nine months ended July 31, 1994 to 78.9% for the nine months ended July 31, 1995.

     Cost of equipment sold was $3,426,948 for the three months ended July 31, 1995 compared with $3,421,758 for the three months ended July 31, 1994. Cost of equipment sold as a percentage of equipment sales increased from 79.6% for the three months ended July 31, 1994 to 80.4% for the three months ended July 31, 1995.

     Selling, general and administrative expenses were $5,100,472 for the nine months ended July 31, 1995 compared with $3,989,363 for the nine months ended July 31, 1994. Selling general and administrative expenses increased $1,111,109 or 27.9% for the nine months ended July 31, 1995 compared with the nine months ended July 31, 1994. This increase was primarily due to the acquisition of Intronet in November, 1994.

     Selling, general and administrative expenses were $1,591,014 for the three months ended July 31, 1995 compared with $1,290,480 for the three months ended July 31, 1994. Selling, general and administrative expenses increased $300,534 or 23.3% for the three months ended July 31, 1995 compared with the three months ended July 31, 1994. This increase was primarily due to the acquisition of Intronet in November, 1994 and offset, somewhat, by the cost reduction plan instituted by management in April, 1995.

     Other expense was $369,766 for the nine months ended July 31, 1995 compared with $289,531 for the nine months ended July 31, 1994. Other expense increased $80,235 or 27.7% for the nine months ended July 31, 1995 compared with the nine months ended July 31, 1994. The increase was due to the increase in bank borrowing and higher interest rates for the period.

     Other expense was $119,739 for the three months ended July 31, 1995 compared with $107,132 for the three months ended July 31, 1994. Other expense increased $12,607 or 11.8% for the three months ended July 31, 1995 compared with the three months ended July 31, 1994. The increase was due to the increase in bank borrowing and higher interest rates for the period.

     Income tax expense was $242,764 for the nine months ended July 31, 1995 compared with $15,000 for the nine months ended July 31, 1994.


     Income tax expense was $331,764 for the three months ended July 31, 1995 compared with $14,000 for the three months ended July 31, 1995

Liquidity and Capital Resources

     The Company has experienced significant sales growth and related working capital requirements as a result of the Intronet acquisition in November, 1994. In November 1994, the Company obtained an amendment to its long-term credit facility to fund the acquisition of the assets of Intronet and to finance ongoing working capital requirements. This long-term credit facility expires on April 30, 1997 and bears interest at 1.5% above the bank's prime lending rate. Availability of funds under this facility is limited to the lesser of $4,500,000 or a percentage of eligible accounts receivable and inventory.

     Cash flow from operations for the nine months ended July 31, 1995 was $275,740 compared with $693,121 for the nine months ended July 31, 1994.

     Capital expenditures for spare parts and property, plant and equipment were $887,254 for the nine months ended July 31, 1995 compared with $651,776 for the nine months ended July 31, 1994.

     Depreciation and amortization expense was $911,702 for the nine months ended July 31, 1995 compared with $922,441 for the nine months ended July 31, 1994.

                             DELTA COMPUTEC, INC.

                                    PART II
                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Statement regarding computation of earnings per share

     (b)  Reports on Form 8-K - None

        (1) On March 24, 1995, the Registrant filed Form 8-K concerning the resignation of Mr. L. Rodger Loomis, Chief Executive Officer and Mr. Peter D. Smith, Chief Financial Officer.

        (2) On May 4, 1995, the Registrant filed Form 8-K concerning an agreement with its commercial lender and its controlling shareholder to provide for an additional $700,000 lending facility and to issue an option to a director and controlling shareholder to purchase an additional 11,440,475 Common Shares (See Note 3).

        (3) On June 1, 1995, the Registrant filed Form 8-K concerning signing a letter of intent to sell certain of the Registrant's business units to a private investment group.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated:  September 28, 1995              DELTA COMPUTEC INC.

                                        By:  John DeVito
                                             ------------------------
                                             John DeVito, President

                                        By:  Walter Struble
                                             ------------------------
                                             Walter Struble
                                             Controller and
                                             Chief Accounting Officer