Form 10-K
period 1995-10-31
DELTA COMPUTEC INC
filed 1996-02-13
CIK 779338

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the
                      fiscal year ended October 31, 1995

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from .......... to ..........

                          Commission File No. 0-14733

                              DELTA COMPUTEC INC.
            (Exact name of registrant as specified in its charter)

            New York                                    16-1146345
 (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

      366 White Spruce Boulevard
         Rochester, New York                                  14623
(Address of principal executive offices)                    (Zip Code)

                                 201-440-8585
             (Registrant's telephone number, including area code)

          Securities registered pursuant of Section 12(b) of the Act:
                                                          Name of exchange
Title of each class                                      on which registered

Common Stock $.01 par value                                   ......

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES  X         NO ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $84,935. Market value is determined by reference to the price (average between bid and ask) of Registrant's Common Stock as reported through Bloomberg as of the close of business on January 17, 1996.

         The number of common shares outstanding as of January 17, 1996 was 6,811,575.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III Registrant's 1995 Proxy Statement, to be issued in connection with the Annual Meeting of Shareholders.

                     Exhibit Index is located on Page 28.

                                    PART I

Item 1.  Business

A.  General

         Delta Computec Inc. and its subsidiaries/divisions (the "Registrant" or the "Company"), provide a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and many geographic locations. Its customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast. Technical services offered include but are not limited to design, product procurement, installation, service, maintenance and on-site technical management and consulting.

         While the Company maintains its corporate headquarters in Rochester, New York, its main operation center is located in Teterboro, New Jersey. The Northeast and Mid-Atlantic regions are both serviced from Teterboro while other areas of the country are supported by branch locations in: Atlanta, Georgia; Escandido, California; Altamonte Spring, Florida; Mt. Laurel, Maryland; Philadelphia, Pennsylvania; Sunrise, Florida; Syracuse, New York; Waltham, Massachusetts and Wilmington, Delaware. The Company, a New York Corporation, is qualified to do business in California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Ohio, Pennsylvania, Texas and New Jersey.


         In November, 1992, the Company completed the acquisition of the assets of Data Net, Inc. ("Data Net") and Dataspan Systems, Inc. ("Dataspan") from Willcox & Gibbs through the Company's wholly-owned subsidiary, Delta Data Net, Inc. (the "Data Net Subsidiary"). Data Net's historical focus had been the sale of Data Communications hardware and test equipment. Dataspan had focused exclusively on the sale and assembly of cables used in Data Communication applications. Dataspan sells directly to end users and original equipment manufacturers (OEM), custom manufactured and bulk cable products. In 1990, Data Net established an engineering team to support the sale of their core products in the form of integrated network systems. this effort included the design, specifications, project management, installation and (to a lesser extent) trouble shooting support of complete cable plants and data centers using digital switching, hubbing, bridging, and routing hardware. The Company relocated its Data Net Subsidiary to its main operations facility in Teterboro, New Jersey in March, 1993 and combined its operations with its Computer Hardware maintenance organization.

         In November, 1994, the Company completed the acquisition of the assets of Intronet, Inc. ("Intronet, Inc."), which assets formed the basis of the Company's Intronet Division ("Intronet"). Intronet designs, installs and supports advanced computer networks in such specialty markets as large campuses and industrial facilities which require network hubbing integrated with fiber and copper cabling. Following the acquisition, the Company assumed the lease on the Waltham, Massachusetts office of Intronet.

         In December, 1994, the Company acquired the balance of ownership in its joint venture technical services company, SAI/Delta, Inc. ("SAI/Delta") and operated from SAI/Delta's two Florida offices in Altamonte Spring and Sunrise.

         Significant events which occurred in the Fiscal year ending October 31, 1995, ("Fiscal 1995") included:

         1.  Changes in the Company's senior management.

         On March 24, 1995, the Company filed Form 8-K concerning the resignation of Mr. L. Rodger Loomis, President and Chief Executive Officer and Mr. Peter D. Smith, Chief Financial Officer. Following these resignations, Mr. John T. DeVito was named President and Chief Operating Officer. The Board of Directors performed services as an Executive Management Committee. The position of Chief Accounting Officer was filled by Mr. Walter Struble who sadly and unexpectedly died at the early age of 41 years in December of 1995. The position has not yet been filled.

         2.  A return to the Company's core business.


         In the beginning of April, 1995, management and the Board of Directors determined to strategically shift the Company's direction back toward its prior core business of providing technical integration services to customers while de-emphasizing the product and system engineering aspects of its Data Net Subsidiary. The decision was based on the large overhead costs necessary to support the business of the Data Net Subsidiary as well as anticipated changes to market conditions leading to increased competition and lower gross margins.

         Consistent with this shift in strategic direction, management immediately instituted approximately $1,200,000 in payroll reduction and approximately $300,000 to $400,000 of additional cost savings through expense reduction. The impact of these cost reductions was partially recognized in the third quarter of Fiscal 1995, with most of the cost reductions being fully recognized in the fourth quarter of Fiscal 1995.

         Based on this strategic shift in direction, the Company signed a letter of intent in June, 1995, to sell certain of its business units to a private investment group. This specific transaction was not successfully completed. However, management continues to negotiate with other potential qualified acquirers for similar transactions.

         3.  Changes in financing.

         On May 4, 1995, the Company filed a Form 8-K concerning an agreement with its commercial lender and with Joseph M. Lobozzo, II, an officer, Director and the Company's controlling shareholder ("Lobozzo") to provide for an additional $700,000 Over Advance Lending Facility. The Company also agreed to issue an option to Lobozzo exercisable through May 20, 1999, to purchase an additional 11,440,475 of the Company's common shares. This Over Advance Lending Facility was critical in providing increased working capital to help bridge the Company through its critical restructuring phase.

         4.  Project overruns.

         At the time of the Company's acquisition of the assets of Intronet, Inc. in November, 1994, the Company entered into a major contract in excess of $4,000,000 from a well known eastern college to provide extensive on-campus computer access to all of the college's buildings. The contract, to be performed by the Company's Intronet Division, was essentially completed prior to the end of Fiscal 1995. Actual costs incurred by the Company significantly exceeded contractual estimates. Most of these cost overruns have been recognized in the Fiscal 1995 financial statements which accompany this Form 10-K. As described in paragraph 6 below, Intronet has since been down-sized and is operating under a new management team.

         5.  Relocation of Functions

         Following the changes in senior management referred to above, the Company closed its Syracuse, New York executive/administrative office in July, 1995. The Company's principal executive offices were moved to Rochester, New York and the remainder of the administrative functions previously performed in the Syracuse office were either terminated or moved to the Company's Teterboro, New Jersey facility. The remaining employees associated with the Syracuse office were either terminated or moved to Teterboro, New Jersey.

         6.  Downsizing of the Intronet division

         In the fall of 1995, the Company reduced the size of its operating staff of the Waltham, Massachusetts office of Intronet. The Company and two of its employees who had also been principal executives of Intronet, Inc. prior to the acquisition reached agreement terminating employment agreements with those employees. One employee has since become a consultant to the Company assisting in Intronet's Connecticut operations.

         The Board of Directors and management believe that the decision to downsize the Company and to refocus its emphasis on its core business has provided the Company with the means to return to profitability.

B.  Services, Products and Markets

         The Company operates in an extraordinarily large market. While the Company's total sales and revenues are but a fractional percent of the dollars spent each year for services and products related to Computer Systems Data Communications and Lan/Wan Networks, nevertheless the Company does have long standing relationships with major brokerage firms, banks and pharmaceutical companies. By refocusing on its core business, the Company hopes to be able to expand those relationships.

The Company's customers are not committed to fulfilling their Computer System and Data Communication needs through a single manufacturer. Performance differences as well as constant changes in technology make such a commitment nearly impossible. As a result, service and integration needs have become far more complex requiring knowledge of multiple manufacturers' products, how they interact with each other and how they must be serviced/maintained. This complexity has become significant enough that many customers are now considering or already outsourcing complete management of their Computer System and Data Communication needs. By doing so, they are no longer compelled to maintain internal resources to perform the same or similar functions. The Company hopes to be able to take advantage of these market opportunities.

         Consequences of this trend are likely to include increased margin pressure on third party maintenance providers that are not able to provide higher level technical services and continued margin pressure on companies that are exclusively product/distribution oriented.

         1.  Technical Services

         The Company's core business is based in providing technical and maintenance services in direct support of its customers' Computer Systems, Data Communication Systems and Lan/Wan Networks. Broadly, these services include:

                  * Network systems design
                  * Network analysis and performance testing
                  * Network management
                  * Project management
                  * Premise wiring
                  * Installation services
                  * Technical consulting services
                  * Maintenance Services
                  * Help desk support
                  * Complete outsourcing responsibility for all or most of the above

                  Technical services are either charged at a predetermined contractual price or on the basis of labor and materials used. Maintenance services are generally performed at a customer's site on an "on-call" basis, either pursuant to a contract of a specified term and coverage ("Service Agreement") or, as in the case of technical services, on a time and materials basis.

                  In Fiscal year 1995, approximately 66% of the Company's service revenue was generated from contractual Service Agreements. This compares to 72% in Fiscal year 1994 and 81% in Fiscal year 1993. Technical services and maintenance are performed either at the customer's site or at one of the Company's regional offices or the Teterboro, New Jersey depot facility. Project related technical services are most often initiated through an authorization to proceed given by the customer following a competitive bid process. A Service Agreement related repair service is initiated by the customer, usually by telephoning the Company's National Response Center which then dispatches a Field Engineer to diagnose the source of the problem and repair or replace the malfunctioning component or equipment. Frequently, the Company's service personnel are permanently located at the customer's site in order to ensure optimum response time to the customer's mission critical needs.

                  In the broader context of technical services offered by the Company, a number of customers, actual and potential, are currently considering complete outsourcing of the ongoing management of their Computer System/Data Communications systems. Where such a commitment is made, the nature of the agreement between the Company and its customer is similar to that of a Service Agreement including a defined period of time (usually at least one year) as well as predetermined billing rates for specific functions performed or technical positions filled.

                  Customer Service Agreements generally have an initial term of one year and continue thereafter until terminated by either the customer or the Company, usually upon 90 days prior written notice. After the first year, the Company may increase or decrease the prices related to this service, typically with 90 days advance written notice to the customer. In some cases the Company provides service at customer sites as part of a subcontracting agreement with another provider, usually a manufacturer or reseller of equipment that has taken responsibility as prime contractor for all maintenance services. In these cases, the provider (prime contractor) is responsible for payment of all services rendered by the Company to the end user. The Company currently is engaged in this type of sub-contractor relationship with several large organizations.

                  The Company maintains a significant inventory of spare parts in order to ensure prompt servicing of its customers' requirements. This inventory is replenished on a regular basis based on the number of different systems being supported, past parts usage and anticipated future requirements.

         Marketing
                  The Company markets its technical services by direct development of customers through its sales force and senior management and by initiating and responding with technical and price proposals when customer needs are specifically identified. Unique to the Company's approach is its emphasis on custom crafted solutions which focus on creating the resources to meet a customer's specific needs instead of attempting to modify customer needs to fit specific resources.

         Competition
                  The Company competes both with third party service providers that are either nationally based or have strong regional presence and with manufacturers and/or large distributors which have their own technical service organizations. It is management's belief that the Company competes with third party providers on the basis of technical competence, customer satisfaction, responsiveness and effectiveness of services as well as the price at which such services are provided, and with manufacturers on the basis of its breadth of product availability as well as its ability to service these multiple product lines. The Company also believes that its scope of services, its presence in the industry and its specific expertise in computer systems and networks gives it an advantage over traditional maintenance companies and enables it to compete on a regional/national basis.

         Backlog
                  As of October 31, 1995, the Company had service maintenance contracts and technical service contracts in force with an annual volume of approximately $5,772,000, subject to renewal on contract anniversary dates, compared with approximately $6,558,000 at October 31, 1994.

         2.  Products

                  In addition to the technical services provided, the Company distributes a wide variety of Computer System, Data Communication and Networking products from over 40 manufacturers. Included are modems, multiplexers, channel banks, CSU/DSU's, workstations, terminal servers, hubs, bridges, routers, gateways, cable assemblies, bulk cable and cabinets. The Company also offers a line of high quality cables and accessories manufactured by the Company through its Data Span division to service the extensive premise wiring requirements of Data Communications installations. This division, located at the Teterboro facility, fabricates custom cable assemblies and molded cables for end users as well as OEM manufacturers.

         Marketing
                  The Company's marketing strategy is to offer a full line of Data Communication and Computer System Networking products to its customers, linked as often as possible to its broad range of technical services. This strategy facilitates the development of long term relationships with customers and provides market differentiation both from manufacturers and distributors.

                  The products sold by the Company are marketed through direct solicitation of customers by the Company's sales staff and its senior management as well as by initiating and responding with technical and price proposals to specific customer requirements.

         Competition
                  The Company competes directly with manufacturers, distributors and even retailers. Its principal disadvantage with these competitors is its lack of volume driven buying power. This disadvantage is offset somewhat by long term relationships with customers and integrated value added services.


         Backlog
                  As of October 31, 1995, the Company had a backlog for network products of approximately $800,000 compared to a backlog of $2,900,000 on October 31, 1994. The prior year amount reflected the contract with a well known eastern college.


         3.  Other aspects of the Company's business

                  It is not believed that the Company's business is seasonal; however, several large service and maintenance contracts are usually renewed near the calendar year end and at calendar mid-year. The Company does not believe its business is dependent upon a single customer or a few customers; the loss of any one or more of which would have a material adverse effect on the Company's business. No customer accounts for sales of more than ten percent (10%) of the Company's consolidated revenues. No significant portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. Research and development activities are not considered to be material to the Company's operations.

         4.  Government Regulation

                  To the best of the Company's knowledge, it is presently in compliance with environmental statues and regulations.


         5.  Executive Officers Who Are Not Directors

                  Mr. John DeVito, President and Chief Operating Officer joined the Company as a result of the acquisition by the Company of R&M Associates, Electronic Data Products Service, Inc. in June, 1990.

         6.  Employees

                  As of October 31, 1995, the Company had approximately 232 full and part time employees. Except as noted below, the employees of the Company are not covered by any collective bargaining agreement and the Company has never experienced a strike or work-stoppage. The Company does have an agreement with IBEW local 164 in New Jersey to provide cable installers as needed. The number of employees subject to this agreement fluctuates between 2 and 20 and includes career managers of that division. The Company considers its relations with its employees to be good. As a result of the November 1994 acquisition of the assets of Intronet, Inc., the Company has agreements with Massachusetts IBEW Local 1499 and currently employs 12 union employees in the Northeast.

Item 2.  Properties



         Offices

                  The Company maintains offices in many cities. In addition to the locations listed below, customers provide, at no cost to the Company, facilities at their premises in:

                  Bedminster, New Jersey           Pompton Plains, New Jersey
                  King of Prussia, Pennsylvania    Toms River, New Jersey
                  Miami, Florida                   White Plains, New Jersey
                  Morristown, New Jersey           Wilmington, Delaware
                  New York City, New York

         The following summarizes the Company's current leased facilities:

                                            Base
                                            Monthly                             Approx.
         Location                           Rent              Expires           Sq.Ft.
         Atlanta, Georgia                    1,500.00         Monthly           6,600
         Escandido, California                 400.00         Monthly           1,200
         Laurel, Maryland                      550.00         Monthly             510
         Altamonte Springs, Fl.                642.00         11/30/96            800
         Philadelphia, Pa.                   1,378.00         Monthly           1,600
         Sunrise, Florida                    1,166.00          1/31/96          1,200
         Syracuse, New York                  3,885.00          7/31/97          6,600
         Teterboro, New Jersey              19,180.00          7/30/01         37,000
         Waltham, Massachusetts              3,700.00          5/31/97          2,185
         Wilmington, Delaware                  355.00          2/28/97            400


                  Management considers its present leased space to be adequate for current operations. The Company relocated its Data Net subsidiary in March of 1993 to its facility in Teterboro, New Jersey and its Syracuse offices/service center to the same location in May, 1995. The Company has closed its Syracuse location but has not yet reached agreement with the landlord of this facility regarding a termination of the Lease.



Item 3.  Legal Proceedings

                  No material litigation is pending or is known to be contemplated against the Company.




Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  During the period reported ending October 31, 1995, the common stock of the Registrant was traded on the over-the-counter NASDAQ market under the symbol DCIS. As of November 10, 1995, the common stock of the Registrant fell below the NASDAQ minimum bid price guidelines and since then has traded only on local OTC markets. At the end of Fiscal 1995, there were approximately 450 holders of record of the Company's common stock. The high and low bid prices of the common stock during each quarter of Fiscal 1995 and Fiscal 1994 were as follows:

                                    1994 Bid Prices
                                           High               Low

                  1st Quarter              7/8                3/4
                  2nd Quarter              3/4                1/2
                  3rd Quarter              1/2                1/2
                  4th Quarter              5/8                1/2

                                    1995 Bid Prices

                  1st Quarter              3/4                3/4
                  2nd Quarter              1/4                1/4
                  3rd Quarter              1/8                1/8
                  4th Quarter              1/16               1/16

                  The over-the-counter market quotations described above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                  No cash dividends have been declared on the common stock of the Company for Fiscal 1995 or Fiscal 1994. The Company anticipates that, for the foreseeable future, any earnings which may be generated from its operations will be used to reduce debt and provide working capital. Payment of dividends are prohibited under the terms of the Company's long-term credit facility. In any event, the payment of dividends in the future will depend upon the Company's financial condition, capital requirements and earnings and such other factors as the Board of Directors may deem relevant.

Item 6.           Selected Financial Data                 Delta Computec Inc.

The selected data presented below for and as of the end of the four years ended October 31, 1994, 1993, 1992 and 1991 is derived from the financial statements of the Company which have been audited by Deloitte & Touche, independent certified public accountants. Data for and as of the end of the year ended October 31, 1995 is per the Company's unaudited internal financial statements. This data should be read in conjunction with the related financial statements and notes included elsewhere in the Form 10-K.


STATEMENT OF OPERATIONS DATA:
                                                     1995 (1)         1994            1993 (2)           1992            1991
Total Revenue                                     $30,801,156     $25,361,745      $30,901,744      $ 8,468,566     $ 8,720,908

Earnings (Loss) from Continuing Operations         (1,550,842)       (643,426)        (569,010)         242,954         199,369

Extraordinary Items                                                                                     156,000 (4)      110,000 (4)

Cumulative Effect of Accounting Change                                                 775,000 (3)

Net Earnings (Loss)                                (1,550,842)       (643,426)         205,990          398,954         309,369

Earnings (Loss)/Share:
  Continuing Operations                                 (.08)(5)       (.09)           (.08)              .07             .06
  Net Earnings (Loss)                                   (.08)(5)       (.09)            .03               .12             .10

BALANCE SHEET DATA:

Total Assets                                      $12,909,129     $13,521,285      $13,851,817      $ 6,174,750     $ 6,204,597
Short-Term Debt                                     3,782,956                        3,624,339          708,663         500,193
Long-Term Debt                                                      3,716,820          424,851          426,230         770,224
Subordinated Debentures                             1,075,001       1,087,501        1,112,501        1,000,000       1,000,000
Stockholders' Investment                            1,619,255       3,170,097        3,813,398        1,532,943       1,133,293

(1) Operating results include the results of Intronet Inc. from the date of acquisition of assets in November, 1994.

(2) Operating results include the results of Delta Data Net, Inc. a wholly owned subsidiary which acquired the assets of Data Net, Inc. and Dataspan Systems, Inc. in November, 1992.

(3) The Company adopted the Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes" effective November 1, 1992. This statement supersedes FAS No. 96 "Accounting for Income Taxes". The cumulative effect of adopting FAS No. 109 on the Company's financial statements was to increase income by $775,000 ($.11 per share) for the year ended October 31, 1993.

(4)  Utilization of Tax Loss Carryforwards.

(5) Includes full dilution for convertible debenture and for option issued to Lobozzo in the year ended October 31, 1995 to acquire 11,440,475 common shares.
                                      12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Results of Operations

          Operating results for the year ended October 31, 1995 (Fiscal 1995) reflected a net loss of $1,550,842 or $.08 per share compared with a net loss of $643,426 or $.09 per share for the year ended October 31, 1994 (Fiscal 1994) and net earnings of $205,990 or $.03 per share (after reflecting the cumulative effect of a change in accounting for income taxes of $775,000 or $.11 per share) for the year ending October 31, 1993 (Fiscal 1993). Operating results for Fiscal 1994 and Fiscal 1993 were negatively impacted by unusual charges for obsolete inventory, litigation and relocation expenses, as well as declining revenues at its Data Net subsidiary. Operating results for Fiscal 1995 were negatively impacted by cost overruns on a major contract in the Company's Intronet division and by a continued decline in revenues in the Data Net subsidiary.

          Revenues

          Total revenues for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $30,801,156, $25,361,745 and $30,901,744 respectively. Revenues increased $5,439,411 or 21.5% in Fiscal 1995 compared to Fiscal 1994. This increase was primarily due to the acquisition of the assets of Intronet, Inc. in November 1994. Revenues decreased $5,539,999 or 17.9% in Fiscal 1994 compared to Fiscal 1993. This decrease was primarily due to the integration of the Company's Data Net subsidiary which was acquired in November, 1992.

          Costs and Expenses

          Service costs for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $10,969,323, $7,654,062 and $7,341,708 respectively. Service costs increased $3,315,261 or 43.3% in Fiscal 1995 compared to Fiscal 1994.

          Service costs in Fiscal 1994 increased $312,354 or 4.3% compared to Fiscal 1993. These increases were primarily due to the incremental costs associated with the increase in service revenue from period to period.

          Service costs as a percentage of service revenue increased from 70.0% in Fiscal 1993 to 72.4% in Fiscal 1994 and increased to 81.3% in Fiscal 1995. The 1994 increase is reflective of a decline in service contracts in the Company's branch offices and high start-up costs associated with the Company's entry into high volume laser printer maintenance. The 1995 increase was due to the front loaded costs associated with the Company's entry into the "high end" technical consulting business.

          Cost of equipment sold for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $13,689,506, $11,645,855 and $15,937,346. Cost of equipment sold increased $2,043,651 or 17.5% in Fiscal 1995 compared to Fiscal 1994. This increase was primarily due to a proportionate increase in equipment sales. Cost of equipment sold decreased $4,291,491 or 26.9% in Fiscal 1994 compared with Fiscal 1993. This decrease was due to a proportionate decrease in equipment sales. Cost of equipment sold as a percentage of sales increased from 78.1% in Fiscal 1993 to 78.7% in Fiscal 1994 to 78.5% in 1995. These increases reflect lower margins on sales of Data Communication equipment sold due to price pressure in the marketplace, offset partially by a few higher margin customers.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $6,615,896, $5,682,678 and $7,283,166 respectively. Selling, general and administrative expenses increased $933,207 or 16.4% in Fiscal 1995 compared with Fiscal 1994. This increase was primarily due to the acquisition of Intronet. Selling, general and administrative expenses decreased $1,600,488 or 22.0% in Fiscal 1994 compared with Fiscal 1993. This decrease was primarily due to the continued integration of its Data Net subsidiary.

          Inventory and Product Obsolescence

          During Fiscal 1995, the Company accounted for normal product obsolescence through inventory reserves. During the quarter ended October 31, 1994, management made a decision to eliminate its stocking position of certain data communication equipment in its Data Net subsidiary. As a result, the Company provided $846,527 as an unusual charge to write down certain data communication equipment to net realizable value. During the quarter and year ended October 31, 1993, an unusual charge was made in the amount of $700,866 to write down certain inventories of data communication equipment of the Data Net subsidiary, which were assumed at the time of the acquisition of Data Net in November, 1992. While Company personnel review obsolescence on a regular basis by reference to historical movement and market conditions, the Fiscal 1993 charges were recognized principally during the Company's fourth quarter of Fiscal 1993.

          Interest Expense

          Interest expense for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $462,485, $390,343 and $460,649 respectively. Interest expense increased by $72,142 or 18.5% in Fiscal 1995 compared with Fiscal 1994. This increase was primarily due to increased borrowing from the prior year. Interest expense decreased by $70,306 or 15.3% in Fiscal 1994 compared with Fiscal 1993. This decrease was primarily due to reduced borrowing from the prior year.

          Income Taxes

          Income tax (benefit) expense for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $642,764, $(260,000) and $(249,000) respectively. Income taxes are recognized for the amount of taxes payable or refundable for the current tax year, and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Company's consolidated financial statements or tax returns.

          The Company adopted the Statement of Financial Accounting Standards No. 109, (FAS 109) "Accounting for Income Taxes" effective November 1, 1992. This statement supersedes FAS No. 96 "Accounting for Income Taxes": The cumulative effect of adopted FAS No. 109 on the Company's financial statements was to increase income by $775,000 ($.11 per share) for the year ended October 31, 1993.

          At July 31, 1995 the Company had accumulated approximately $2,500,000 of operating loss carryforward for tax purposes which was primarily the result of losses generated by its newly acquired business units over the prior two years. The Company had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet, through April 30, 1995. Generally accepted accounting principles (FAS
          109) establish guidelines to be used in valuing deferred tax assets. The Company incorporated in the financial statements at July 31, 1995 reserves for the valuation of previously recorded deferred tax assets in the amount of $400,000 and additional reserves in the amount of $400,000 at October 31, 1995. It continues to be the Company's intention to divest itself of certain non-strategic business units and the Company will continue to assess, in future periods, the value of these deferred tax assets which expire in varying amounts between the years 2001 and 2009. This assessment will include, but not be limited to, the Company's ability to divest of non-strategic business units and the ability to project adequate profits to utilize the operating loss carryforward.



          Liquidity and Capital Resources

          The Company has financed its working capital requirements, capital expenditures and debt service from cash flow provided from the operations and borrowing. Cash provided by operations in Fiscal 1995, Fiscal 1994 and Fiscal 1993 totalled $1,028,570, $1,232,188 and
          $1,803,185 respectively. Working capital at October 31, 1995 decreased by approximately $4,922,905 from October 31, 1994 primarily due to classifying the bank line of credit as a current obligation as of October 31, 1995. Working capital at October 31, 1994 improved by approximately $2,601,120 over October 31, 1993 primarily due to bank debt refinancing. It is possible that in Fiscal 1996, the Company may require supplemental sources of capital at least on a short term basis, to support seasonal cash needs.

          On May 4, 1995, the Company filed Form 8-K concerning an agreement with its commercial lender and Lobozzo to provide for an additional $700,000 overdraft lending facility, and to issue an option to Lobozzo to purchase an additional 11,440,475 common shares. This modified lending arrangement was critical to providing central working capital to help bridge the Company through its critical restructuring phase.

          On April 1, 1994, The Company executed a credit agreement to provide a long-term credit facility. This facility will expire on April 30, 1997 and bears interest at 2.0% above the bank's prime lending rate. Proceeds from this facility were utilized to refinance existing credit facilities and provide on-going working capital requirements. This facility was amended in November 1994, to complete the acquisition of the assets of Intronet, Inc. Availability of funds under this facility is limited to the lesser of $4,500,000 or a percentage of eligible accounts receivable and inventory.

          Capital expenditures for field spare parts and property and equipment were $1,282,678 in Fiscal 1995 compared with $964,822 in Fiscal 1994 and $1,167,669 in Fiscal 1993. Capital expenditures are expected to be approximately $1,000,000 in Fiscal 1996.

          Depreciation and amortization expense in Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $1,366,484, $1,262,478 and $1,174,356 respectively.
          Depreciation and amortization expense is expected to be approximately $1,300,000 in Fiscal 1996.

Item 8.           Financial Statements and Supplementary Schedule

                      CONSOLIDATED FINANCIAL STATEMENTS
                             DELTA COMPUTER INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Form
                                                                      10-K Ref.


Consolidated Financial Statements:


          Consolidated Balance Sheets, October 31, 1995 and 1994          17

          Consolidated Statements of Operations for the Years Ended
            October 31, 1995, 1994 and 1993                               19

          Consolidated Statements of Cash Flows for the Years Ended
             October 31, 1995, 1994 and 1993                              20


          Notes to Consolidated Financial Statements                      21



All other schedules are not submitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

                             DELTA COMPUTEC INC.

                         CONSOLIDATED BALANCE SHEETS

                          OCTOBER 31, 1995 AND 1994


                                    ASSETS




                                                           (Unaudited)
                                                              1995                 1994
CURRENT ASSETS:
        Cash                                               $    30,147           $   12,809
        Accounts receivable, less allowance
          for doubtful accounts of $386,049
          and $193,238 in 1995 and 1994
          respectively                                       5,618,217             5,462,556
        Inventories                                          1,968,089             2,201,339
        Prepaid expenses and other current                     244,836               222,484
        Deferred income taxes current                          100,000               317,000
                                                           -----------           -----------
                Total current assets                       $ 7,961,289           $ 8,216,188

FIELD SPARE PARTS, less accumulated
        amortization of $572,811 and
        $911,493 in 1995 and 1994,
        respectively                                       $ 2,381,134           $ 2,378,698

PROPERTY AND EQUIPMENT:

        Technical equipment                                $ 1,525,898           $ 1,311,900
        Office furniture & equipment                         1,422,293             1,296,557
        Vehicles                                               154,661               150,461
        Leasehold improvements                                 283,121               227,046
                                                           -----------           -----------
                                                           $ 3,385,973           $ 2,985,964

        Less: accumulated depreciation                       2,408,696             1,970,132
                                                           -----------           -----------
                                                           $   977,277           $ 1,015,832

INVESTMENT IN AFFILIATED COMPANY                           $      -              $    10,000

DEFERRED INCOME TAXES NON-CURRENT                          $   610,236           $ 1,035,000

OTHER ASSETS:

        Goodwill, less accumulated
        amortization of $171,216 in
        1995 and 1994 respectively                         $   774,591           $   456,928
        Customer lists, less accumulated
        amortization of $87,833 in 1995
        and 1994, respectively                             $   142,401           $   168,485
        Other assets                                            62,201               240,154
                                                           -----------           -----------
                                                           $   979,193           $   865,567
                                                           -----------           -----------
                                                           $12,909,129           $13,521,285

                                                           ===========           ===========


                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                          (Unaudited)
                                                               1995              1994
CURRENT LIABILITIES:
        Accounts payable                                   $ 3,613,502    $ 3,142,204
        Deferred service revenue                             1,573,966      1,783,238
        Accrued expenses:
          Payroll and payroll taxes                            423,762        404,791
          Interest                                              21,800         30,376
          Other                                                196,248        186,258
        Due to Shareholder                                     602,639            -
        Bank line of credit                                  3,782,956           -
                                                           -----------    -----------
          Total current liabilities                        $10,214,873    $ 5,546,867


LONG-TERM DEBT                                             $      -       $ 3,716,820


SUBORDINATED DEBENTURE                                     $ 1,075,001   $  1,087,501


STOCKHOLDERS' INVESTMENT:

        Common stock, $ .01 par value;
          authorized 20,000,000 shares;
          issued and outstanding 6,811,575
          shares in 1995 and 1994.                         $    68,116   $    68,116
        Additional paid-in capital                           4,916,093     4,916,093

        Accumulated deficit                                ( 3,364,954)  ( 1,814,112)
                                                           -----------   -----------
          Total stockholders investment                    $ 1,619,255   $ 3,170,097
                                                           -----------   -----------
                                                           $12,909,129   $13,521,285
                                                           ===========   ===========

                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



                                                    (Unaudited)
                                                       1995               1994                 1993
REVENUES:
        Service revenues                           $13,494,558         $10,572,860          $10,485,117
        Equipment sales                             17,306,598          14,788,885           20,416,627
                                                   -----------         -----------          -----------
                                                   $30,801,156         $25,361,745          $30,901,744

COSTS AND EXPENSES:
        Service costs                              $10,969,323         $ 7,654,062          $ 7,341,708
        Cost of equipment sold                      13,689,506          11,645,855           15,937,346
        Selling, general and
         administrative                              6,615,896           5,682,689            7,283,166
        Unusual Charges                                 -                  846,527              700,866
                                                   -----------         -----------          -----------
                                                   $31,274,725         $25,829,133          $31,263,086

OTHER INCOME (EXPENSE):
        Interest expense                           $  (462,485)        $  (390,343)         $  (460,649)
        Other, net                                     (27,976)            (45,695)               3,981
                                                   -----------         -----------          -----------
                                                   $  (434,509)        $  (436,038)         $  (456,668)
                                                   -----------         -----------          -----------
EARNINGS (LOSS) BEFORE INCOME
  TAXES CUMULATIVE EFFECT OF AC-                   $  (908,078)           (903,426)         $  (818,010)
  COUNTING CHANGE

INCOME TAXES                                       $   642,764         $  (260,000)         $  (249,000)
                                                   -----------         -----------          -----------

EARNINGS (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                      $(1,550,842)        $  (643,426)         $  (569,010)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                           $      -            $      -             $   775,000
                                                   -----------         -----------          -----------
NET EARNINGS                                       $(1,550,842)        $  (643,426)         $   205,990
                                                   ===========         ===========          ===========
EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE NET EARNINGS (LOSS)                               (.23)               (.09)                 .03

EARNINGS PER COMMON SHARE ASSUMING FULL
  DILUTION NET EARNINGS (LOSS)                            (.08)               (.09)                 .03

                              DELTA COMPUTEC INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                            (Unaudited)
                                                                1995                1994                 1993
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                       $(1,550,842)        $  (643,426)        $   205,990
   Adjustments to reconcile net income
        to net cash provided by operating
        activities:
   Depreciation & amortization                                1,412,047            1,262,478           1,174,356
   Loss on retirement of fixed assets                              -                    -                 47,756
   Provision for deferred income taxes                          641,764             (307,000)           (270,000)
   Decrease (increase) in accounts
        receivable                                             (155,661)            (475,761)            975,497
   Decrease (increase) in inventories                           233,250              972,978             652,563
   Increase (decrease) in accounts payable
        and accrued expenses                                    849,963              516,642            (278,042)
   Increase (decrease) in deferred
        service revenue                                        (209,272)             153,497             (74,366)
   Other - net                                                 (192,679)            (247,220)            144,431
   Cumulative effect of accounting
        change                                                     -                    -               (775,000)
                                                             -----------         -----------         -----------
           Net cash flow from
          operating activities                               $ 1,028 570         $ 1,232,188         $ 1,803,185
                                                             -----------         -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to property and equipment                       $ (400 ,009)        $  (162,802)        $  (347,753)
   Additions to field spare parts                               (882,678)           (802,020)           (819,916)

   Acquisition of businesses                                    (384,820)               -             (4,113,613)
                                                             -----------         -----------         -----------
           Net cash flow from
             investing activities                            $(1,667,507)        $  (964,822)        $(5,281,282)
                                                             -----------         -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from Shareholder loan                            $   602,639                -                   -
   Proceeds from debenture issue                             $     -             $      -            $   637,501
   Sale of common stock                                                                  125              23,230
   Net proceeds from bank borrowings                              66,136            (203,350)          3,301,000
   Principal repayments of debt                                 ( 12,500)           (154,020)           (386,703)
                                                             -----------         -----------         -----------
           Net cash flow from
             financing activities                            $   656,275         $  (357,245)        $ 3,575,028
                                                             -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH                              $    17,338         $   (89,879)        $    96,931

CASH - beginning of year                                     $    12,809         $   102,688         $     5,757
                                                             -----------         -----------         -----------
CASH - end of year                                           $    30,147         $    12,809         $   102,688
                                                             ===========         ===========         ===========


                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



(1)        Summary of Significant Accounting Policies


           Principles of Consolidation

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries R&M Associates Electronic Data Products Service Inc., Computer Support, Inc., Delta Data Net Inc., Intronet Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein reflect all normal and recurring adjustments that are in the opinion of management, necessary for fair presentation of the results for the period.



           Basis of Presentation

           The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred an operating loss in Fiscal 1994 and 1995 and was in default under certain loan agreements as of October 31, 1995 (Note 3). In Fiscal 1994, the Company executed a credit agreement to provide a long-term credit facility which will expire April 30, 1997. On January 24, 1995, certain debt covenants were amended based on the Company's business plan for Fiscal 1995. If certain measures that management has recently implemented prove unsuccessful and defaults occur under the amended credit agreement, then the Company may need to seek additional financing from outside sources.


           Property and Equipment

           Property and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

                                                       Estimated
                 Description                          Useful Lives

           Technical equipment                         5 - 7 years
           Office furniture and equipment              5 - 7 years
           Vehicles                                    2 - 3 years
           Leasehold improvements                     5 - 10 years

           Maintenance and repairs are charged to expense as incurred. The cost of renewals or betterments that increase the useful lives of the assets is capitalized in the appropriate asset account. The gain or loss on property retired or otherwise disposed of is credited or charged to operations and the cost and accumulated depreciation are removed from the accounts.


           Inventories

           Inventories represent computer equipment and peripherals held for resale in the normal course of business and consumable field spare parts. These inventories are recorded at the lower of cost (first-in, first-out) or market.

           Field Spare Parts


           Field spare parts are stated at cost and are amortized using the straight-line method over an estimated useful life of 5 years, beginning in the year after acquisition.


           Goodwill

           Goodwill, representing the excess of the cost of acquired businesses over the fair value of net assets acquired, is being amortized on a straight-line basis over periods ranging from ten to twenty years.


           Customer Lists

           Customer lists, representing the fair market value of customer lists for businesses acquired, are being amortized on a straight-line basis over a ten-year period.


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


           Income Taxes

           Income taxes are recognized for the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Company's consolidated financial statements or tax returns.


           At July 31, 1995 the Company had accumulated approximately $2,500,000 of operating loss carryforward for tax purposes which was primarily the result of losses generated by its newly acquired business units over the prior two years. The Company had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet, through April 30, 1996. Generally accepted accounting principals (FAS 109) establishes guidelines to be used in valuing deferred tax assets. The Company had incorporated in the financial statements at July 31, 1995 reserves for the valuation of previously recorded deferred tax assets in the amount of $400,000. The financial statements at October 31, 1995 incorporate valuation reserves of $800,000. As discussed in Note 5, it is the Company's intention to divest itself of certain non-strategic business units. The Company will continue to assess, in future periods, the value of the deferred tax assets. This assessment will include, but will not be limited to, the Company's ability to divest of non-strategic business units and the ability to project adequate profits to utilize the operating loss carryforward including that portion that has been reserved during the period being reported.

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


(2)        Acquisitions

           On November 17, 1994, the Company acquired substantially all of the operating assets of Intronet, Inc. Intronet designs, installs, and supports advanced computer networks with emphasis on large campus and industrial facilities requiring network hubbing integrated with fiber and copper cabling. These assets were acquired in exchange for $337,000 in cash and assumption of approximately $588,000 in liabilities of the seller. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from November 17, 1994 have been included in the consolidated financial statements.

           On December 1, 1994, the Company exercised an option to acquire the remaining shares of SAI/Delta, Inc. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from December 1, 1994 have been included in the consolidated financial statements.


(3)        Long-Term Debt


           On April 1, 1994, the Company executed a credit agreement to provide a long-term credit facility. This facility will expire on April 30, 1997 and bears interest at 2.0% above the bank's prime lending rate (8.75% at October 31, 1995). Proceeds from this facility were utilized to refinance existing credit facilities and provide ongoing working capital. This facility was amended in November 1994 to complete the acquisition of the assets of Intronet, Inc. (see note
           2). Availability of funds under this facility is limited to the lesser of $4,500,000 or a percentage of eligible accounts receivable and inventory. The credit agreement contains restrictive covenants, the more significant of which require maintenance of minimum net working capital, minimum tangible net worth, maximum debt-to-tangible net worth, pre-tax income and a restriction on capital expenditures and prohibition of dividend payments. The Company was not in compliance with certain of these restrictive covenants due to lower than projected earnings for the period. The Company plans to request a waiver of non-compliance from the bank and has classified this debt as current until it receives the waiver.

           On May 1, 1995, Delta Computec Inc. reached an agreement with its commercial lender for an additional $700,000 lending facility. Mr. Joseph M. Lobozzo II, Delta's controlling shareholder, Secretary and a director, agreed with Delta to provide funding for $400,000 of the $700,000 additional lending facility. In return, Delta agreed to issue to Mr. Lobozzo an option to purchase 11,440,475 common shares, the balance of its available authorized but unissued common shares for a four year period between May 20, 1995 and May 20, 1999 for nominal consideration. If Mr. Lobozzo exercises the option, Mr. Lobozzo and affiliated parties will hold or control 78 percent of the authorized common shares of Delta. The option is cancelable under certain circumstances if Delta's computer service business is sold within 1 year.

(4)        Subordinated Debentures

           As of October 31, 1995, the Company had issued an 8% subordinated debenture in the face amount of $475,000 due November 4, 1997 to the seller of Data Net.

           As of October 31, 1995, the Company had issued an 8% subordinated debenture in the face amount of $600,001 due to Mr. Lobozzo, a director of Delta Computec Inc. Principal payments are due in three annual installments of $200,000 commencing January 31, 1996 subject to meeting bank loan covenants.



(5)        Other Matters

           The Company is continuing discussions with certain parties in order to divest itself of non-performing operations.

                                   PART III



Item 10.       Directors and Executive Officers of the Company

        The information required by this Item is (i) incorporated herein by reference to the Company's proxy statement under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's Fiscal year.


Item 11.       Executive Compensation

        The information required by this Item is incorporated herein by reference to the Company's proxy statement under "Executive Compensation", which proxy statement will be filed 120 days after the end of the Company's Fiscal year.


Item 12.       Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated herein by reference to the Company's proxy statement under "Principal Stockholders", which proxy statement will be filed within 120 days after the end of the Company's Fiscal year.


Item 13.       Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to the Company's proxy statement under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's Fiscal year.

                                    PART IV




Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Items 14(a)(1), 14(a)(2) and 14(d): The following financial statements and financial statement schedules will be filed pursuant to a Form 8 Amendment to this report as part of Item 8 of this report upon receipt of the audited financial statements for the fiscal year ended October 31, 1995:

        Independent Auditors' Report

        Consolidated Balance Sheets - October 31, 1995 and 1994

        Consolidated Statements of Operations for the years ended October 31, 1995, 1994, and 1993

        Consolidated Statements of Changes in Stockholders' Investment for the years ended October 31, 1995, 1994, and 1993

        Consolidated Statements of Cash Flows for the years ended October 1995, 1994, and 1993

        Notes to Consolidated Financial Statements

        Financial Statements Schedule - Schedule VIII - Valuation and Qualifying Accounts for the years ended October 31, 1995, 1994 and 1993.

        See Index to Exhibits for a list of exhibits to this Annual Report.


        All other schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

        Individual financial statements of the Company have been omitted because the Company is primarily an operating company and no subsidiary included in the consolidated financial statements has minority equity interests and/or non-current indebtedness not guaranteed by the Company in excess of 5% of total consolidated assets.

        Item 14(a)(3) 14(b) and 14(c):  Not Applicable, incorporated by reference or referred to in Exhibits
                                        10.48 through 10.51.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 13, 1996              DELTA COMPUTEC INC.



                                      By:  /s/ John DeVito
                                           John DeVito
                                           President and
                                           Chief Operating Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated:  February 13, 1996             By:  /s/ Alfred Engelfried
                                           Alfred Engelfried
                                           Director




Dated:  February 13, 1996             By:  /s/ Michael Julian
                                           Michael Julian
                                           Director and Secretary



Dated:  February 13, 1996             By:  /s/ Joseph M. Lobozzo II
                                           Joseph M. Lobozzo II
                                           Director and Chairman of the
                                           Board of Directors


Dated:  February 13, 1996             By:  /s/ Michael McCusker
                                           Michael McCusker
                                           Director

                               INDEX TO EXHIBITS



        The Exhibits denominated by (1) were previously filed as part of, and are hereby incorporated herein by reference to, the Exhibits in the Registrant's Registration Statement on Form S-18 (File No. 33-389NY) as amended by Amendment No. 1. the number contained in parentheses set forth opposite the Exhibit hereunder refers to the Exhibit number in the Registrant's Registration Statement on Form S-18 and amendments thereto.

        The Exhibits denominated by (2) were previously filed as part of, and are hereby incorporated herein, by reference to the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1986. The number contained in parentheses set forth opposite the Exhibit hereunder refers to the Exhibit number in that Annual Report on Form 10-K.

        The Exhibits denominated by (3) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1987. The number contained in the parentheses set forth opposite the Exhibit hereunder refers to the Exhibit number in that Annual Report on Form 10-K.

        The Exhibits denominated by (4) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1988.

        The Exhibits denominated by (5) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1989.

        The Exhibits denominated by (6) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1990.

        The Exhibits denominated by (7) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1991.

        The Exhibits denominated by (8) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Form 8-K dated November 13, 1992.

        The Exhibits denominated by (9) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1992.

        The Exhibits denominated by (10) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1993.


        The Exhibits denominated by (11) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal year ended October 31, 1994.

        (3)             Certificate of Incorporation and By-Laws

        (3.1)           Restated Certificate of Incorporation.

        (3.2)           Amended and Restated By-Laws of the Registrant.(3)

        (3.3)           Certificate of Change, changing Registrant's address.

        (4.1) Specimen Stock Certificates representing shares of the Registrant's $.01 par value Common Stock.(1)

        (4.2)           Restated Incentive Stock Option Plan.(4)

        (4.3)           Non-Qualified Stock Option Plan.(1)

        (10.15)         Asset Purchase Agreement with JWP.(5)

        (10.20)         Stock purchase agreement R&M Associates.(6)

        (10.21)         Asset purchase agreement RTK Computer Services.(6)

        (10.24)         Building Lease Teterboro, New Jersey (7)

        (10.26)         Building Lease Syracuse, New York (7)

        (10.27)         Equipment Lease Bell Atlantic Systems (7)

        (10.28)         Purchase agreement CSI (7)

        (10.29)         Purchase agreement Market Line (7)

        (10.31)         Sale and Purchase Agreement dated as of September 29,
                        1992 (8)

        (10.32) Amendment to Sale and Purchase Agreement dated as of October 31, 1992 (8)

        (10.33)         8% Subordinated Debenture due October 31, 1997 (8)

        (10.34) 8% Subordinated Short-Term Note, $1,150,000 (Subject to Adjustment) dated October 31, 1992 (8)

        (10.35)         Assignment and Assumption Agreement dated October 31,
                        1992 (8)


        (10.36)         Registration Rights Agreement dated as of October 31,
                        1992 (8)

        (10.37)         8% Subordinated Debenture due October 28, 1995 (8)

        (10.38)         Option Agreement dated October 28, 1992 (8)

        (10.39)         Registration Rights Agreement dated October 28, 1992 (8)

        (10.40) Letter from Richard J. Mackey, President and Chief Financial Officer of Willcox & Gibbs, Inc., to Peter D. Smith, Chief Financial Officer of Delta Computec Inc., dated October 13, 1992. (8)

        (10.41)         Loan Agreement, Fleet Bank of New York to Delta Data
                        Net, Inc. (9)

        (10.42) Credit Agreement, Norstar Bank of Upstate NY to Delta Computec Inc. and R&M Associates Electronic Data Products Services, Inc. (9)

        (10.43)         Employment Agreement between Delta Computec Inc., and L.
                        Rodger Loomis dated September 1, 1992. (9)

        (10.44) Joint venture Agreement between SAI/Delta, Inc., and Systems Automation, Inc., dated March 10, 1992. (9)

        (10.45)         Amendment Number 1 to Loan Agreement. (10)

        (10.46)         Amendment Number 1 to Credit Agreement. (10)

        (10.47)         Amendment Number 2 to Loan Agreement. (10)

        (10.48)         Credit Agreement, National Canada Finance
                        Corporation. (11)

        (10.49) Credit Agreement, National Canada Finance Corporation, Amendment No. 1. (11)

        (10.50)         Asset Purchase Agreement dated October 17, 1994. (11)

        (10.51)         Amendment No. 1 to Asset Purchase Agreement. (11)

        (10.52) Credit Agreement, National Canada Finance Corporation, Amendment No. 2. (11)

        (10.53) Credit Agreement, National Canada Finance Corporation, Amendment No. 3.


        (10.54) Credit Agreement, National Canada Finance Corporation, Amendment No. 4.

        (10.55) Credit Agreement, National Canada Finance Corporation, Amendment No. 5.

        (10.56) Letter agreements dated, respectively, May 1, 1995, May 1, 1995, and May 4, 1995, with Joseph M. Lobozzo II, a Director, Chairman of the Board of Directors and controlling person of the Registrant, relative to providing a commitment to advance up to $400,000 of the Overadvance Facility provided by National Canada Finance Corporation, and granting a stock option to Joseph M. Lobozzo II.

        (11) Statement re: computation of per share earnings. (This document will be filed pursuant to a Form 8 Amendment to this report along with the audited financial statements for the fiscal year ended October 31, 1995.

        (12)            Statement re: computation of ratios.
                        Not Applicable

        (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.
                        Not Applicable

        (16)            Letter re: change in certifying accountant.
                        Not Applicable

        (18)            Letter re: change in accounting principles.
                        Not Applicable

        (19)            Report furnished to security holders.
                        Not applicable

        (21)            Subsidiaries of the Registrant.

        (22) Published report regarding matters submitted to vote of security holders.
                        Not applicable

        (23)            Consents of experts and counsel.
                        Not applicable

        (24)            Power of Attorney.

                        Not applicable

        (28) Information from reports furnished to state insurance regulatory authorities. Not applicable

        (99)            Additional Exhibits.
                        None