Form 10-K/A
period 1995-10-31
DELTA COMPUTEC INC
filed 1996-02-22
CIK 779338

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A


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


Dated: February 21, 1996              DELTA COMPUTEC INC.


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




Dated:  February 21, 1996             By:  /s/ Alfred Engelfried
                                           Alfred Engelfried
                                           Director




Dated:  February 21, 1996             By:  /s/ Michael Julian
                                           Michael Julian
                                           Director and Secretary



Dated:  February 21, 1996             By:  /s/ Joseph M. Lobozzo II
                                           Joseph M. Lobozzo II
                                           Director and Chairman of the
                                           Board of Directors


Dated:  February 21, 1996             By:  /s/ Michael McCusker
                                           Michael McCusker
                                           Director

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

        (10.49) Credit Agreement, National Canada Finance Corporation, Amendment No. 1. (11)

        (10.50)         Asset Purchase Agreement dated October 17, 1994. (11)

        (10.51)         Amendment No. 1 to Asset Purchase Agreement. (11)

        (10.52) Credit Agreement, National Canada Finance Corporation, Amendment No. 2. (11)

        (10.53) Credit Agreement, National Canada Finance Corporation, Amendment No. 3.*



        (10.54) Credit Agreement, National Canada Finance Corporation, Amendment No. 4.*

        (10.55) Credit Agreement, National Canada Finance Corporation, Amendment No. 5.*

        (10.56) Letter agreements dated, respectively, May 1, 1995, May 1, 1995, and May 4, 1995, with Joseph M. Lobozzo II, a Director, Chairman of the Board of Directors and controlling person of the Registrant, relative to providing a commitment to advance up to $400,000 of the Overadvance Facility provided by National Canada Finance Corporation, and granting a stock option to Joseph M. Lobozzo II.*

        (11) Statement re: computation of per share earnings. (This document will be filed pursuant to a Form 8 Amendment to this report along with the audited financial statements for the fiscal year ended October 31, 1995.

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


*  Filed by Form 10-K(A) Amendment dated February 21, 1996.

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