Form 10-Q
period 1996-01-31
DELTA COMPUTEC INC
filed 1996-09-18
CIK 779338

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________  to ___________

                          Commission File No. 0-14733

                             --------------------

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

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]    No [x]

As of January 31, 1996, there were 6,811,575 shares outstanding of the Registrant's Common Stock $.01 par value.

                              DELTA COMPUTEC INC.
                                   Form 10-Q
                        Quarter Ended January 31, 1996

                                     INDEX
Part I:  Financial Information                                        Page

     Consolidated balance sheets at January 31, 1996 and
     October 31, 1995                                            3-4

     Consolidated statements of operations for the three
          months ended January 31, 1996 and 1995                 5

     Consolidated statement of cash flows for the three months
          January 31, 1996 and 1995                              6

     Notes to consolidated financial statements                  7-18

     Management's discussion and analysis of operations and
          financial condition                                    19-22

Part II:       Other Information

               Item 3.   Defaults Upon Senior Securities         23

               Item 6.   Other Information                       23

               Exhibits and Reports on Form 8-K                  24-25

               Signatures                                        24

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                               (Unaudited)    (Unaudited)
                                                                January 31,   October 31,
                                                                   1996           1995
                                                              -------------   ------------
CURRENT ASSETS:
     Cash                                                     $    (269,833)  $   (245,249)
     Accounts receivable, less allowance
          for doubtful accounts of $593,608
          and $525,139 at January 31, 1996
          and October 31, 1995, respectively                      4,922,307      5,005,240

  Inventories                                                     1,732,797      1,968,089
     Deferred income taxes, current                                 100,000        100,000
                                                              -------------   ------------
      Total current assets                                    $   6,740,506   $  7,083,489

FIELD SPARE PARTS, net of accumulated
     amortization                                             $   2,208,246   $  2,279,490

PROPERTY AND EQUIPMENT, at cost:

     Technical equipment                                      $   1,413,792   $  1,413,162
     Office furniture and equipment                               1,422,578      1,422,293
     Vehicles                                                       154,661        154,661
     Leasehold improvements                                         289,496        283,121
     Software                                                       112,736        112,736
                                                              -------------   ------------
                                                              $   3,393,263   $  3,385,973

     Less: Accumulated depreciation                               2,493,184      2,408,824
                                                              -------------   ------------
                                                              $     900,079   $    977,149

DEFERRED INCOME TAXES                                         $     610,236   $    610,236

OTHER ASSETS:
     Goodwill, net                                            $     427,639   $    444,427
     Customer lists, net                                            129,844        136,366
     Other assets                                                   232,907        232,907
                                                              -------------   ------------
                                                                    790,390   $    813,700
                                                              -------------   ------------
                                                               $ 11,249,457   $ 11,764,064
                                                              =============   ============

                See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS EQUITY


                                                (Unaudited)    (Unaudited)
                                                January 31,    October 31,
                                                    1996         1995
                                              ------------  -------------
CURRENT LIABILITIES:

     Accounts payable                        $  3,489,345  $   3,575,423
     Deferred service revenue                   1,841,327      1,571,226
     Accrued expenses
          Payroll and payroll taxes               461,639        424,738
          Interest                                 57,667         42,667
          Sales tax payable                       397,056        190,642

     Other                                        360,203        308,489
     Due to Shareholder                           748,732        602,639
     Bank line of credit                        3,225,446      3,782,956
                                             ------------  -------------
     Total current liabilities               $ 10,581,415  $  10,498,780

LONG-TERM DEBT                               $     -       $    -

SUBORDINATED DEBENTURES                      $  1,075,001  $   1,075,001

RESERVE FOR DISCONTINUANCE OF OPERATIONS          815,879      1,172,086

STOCKHOLDERS' INVESTMENT

     Common stock, $ .01 par value;
          authorized 20,000,000 shares;
          issued and outstanding 6,811,575
          at January 31, 1996 and
          October 31, 1995                   $     68,116  $      68,116

     Additional paid-in capital                 4,916,093      4,916,093
     Accumulated deficit                       (6,207,047)    (5,966,012)
                                             ------------  -------------
     Total stockholders' investment            (1,222,838)      (981,803)
                                             ------------  -------------
                                             $ 11,249,457  $  11,764,064
                                             ============  =============

                See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                                        January 31,
                                                --------------------------
                                                    1996           1995

REVENUES FROM CONTINUING OPERATIONS:
     Service revenues                           $ 2,594,594    $ 3,322,548
     Equipment sales                                485,357      1,331,248
                                                -----------    -----------
                                                $ 3,079,951    $ 4,653,796
COSTS AND EXPENSES:
     Service costs                              $ 2,177,967    $ 2,519,164
     Cost of equipment sold                         393,860        983,143
     Selling, general and
     administrative                                 659,789        964,434
                                                -----------    -----------
TOTAL OPERATING EXPENSES                        $ 3,231,616    $ 4,466,741

OTHER EXPENSE, NET                              $    89,370    $    27,683
                                                -----------    -----------
EARNINGS(LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES             $  (241,035)   $   159,372

INCOME TAXES                                    $      --      $    58,300
                                                -----------    -----------
NET EARNINGS(LOSS) FROM CONTINUING
  OPERATIONS                                    $  (241,035)   $   101,072
                                                -----------    -----------
NET EARNINGS(LOSS) FROM
  DISCONTINUED OPERATIONS                          (356,207)       (87,848)
                                                -----------    -----------
NET EARNINGS (LOSS)                             $  (597,242)   $    13,224
                                                ===========    ===========
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
     CONTINUING OPERATIONS                      $      (.04)   $       .01
     DISCONTINUED OPERATIONS                           (.05)          (.01)
                                                -----------    -----------
     COMBINED                                   $      (.09)   $       .00
                                                ===========    ===========
EARNINGS PER COMMON SHARE -
  ASSUMING FULL DILUTION:

     CONTINUING OPERATIONS                      $      (.04)   $       .01
     DISCONTINUED OPERATIONS                           (.05)          (.01)
                                                -----------    -----------
     COMBINED                                   $     ( .09)   $       .00
                                                ===========    ===========

                See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       January 31,
                                                                                   1996         1995
                                                                             -------------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings(loss):
     Continuing operations                                                   $    (241,035)    $101,072

     Discontinued operations, loss for three
     months ended January 31, 1996 charged
     to reserve for discontinued operations                                       (356,207)     (87,848)

  Adjustments to reconcile net earnings(loss)
     to net cash provided by operating
     activities:  Depreciation & amortization                                      320,439      307,230

     Decrease in accounts receivable,
     inventories,  prepaid expenses,  deferred
     income taxes - current, net of accounts
     payable, accrued expenses and sales taxes
     payable                                                                       542,350      534,338
     Increase(decrease)in deferred
     service revenue                                                               270,101     (179,031)
                                                                             -------------   ----------
     Net cash flow from operating activities                                  $    535,648     $675,761
                                                                             -------------   ----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures, including field
     spare parts                                                                  (172,125)    (278,569)
     Investment in intangibles and other assets                                     23,310
     Acquisition of business (Note 6)                                                    -     (337,000)
                                                                             -------------   ----------
     Net cash flow from investing activities                                 $    (148,815)  $ (615,569)
                                                                             -------------   ----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from Shareholder's Loan (Note 5)                               $     146,093   $        -
     Net proceeds (payment) on bank loan                                          (557,510)     (50,236)
     Increase (payments) of long-term debt                                               -       (6,250)
                                                                             -------------   ----------
     Net cash flow from financing activities                                 $    (411,417)  $  (56,486)
                                                                             -------------   ----------
NET INCREASE (DECREASE) IN CASH                                              $    ( 24,584)  $    3,706
                                                                             -------------   ----------
CASH - beginning of year                                                     $    (245,249)      12,809
                                                                             -------------   ----------

CASH - end of period                                                         $    (269,833)  $   16,515
                                                                             -------------   ----------

                See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

Description of Business


Delta Computec Inc. ("the Registrant" or "the Company") provides a wide array of Data Communication and LAN/WAN products consulting and services as well as multi-vendor maintenance services for computer systems and peripheral equipment. Subsequent to the close of the quarter ended January 31, 1996, the operations of the Registrant's wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net"), were discontinued (See Note 2).

Principles of Consolidation and Representation by Management

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Data Net and SAI/Delta, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results for the interim periods.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Registrant will continue as a going concern. The Registrant incurred operating losses in fiscal 1993, 1994 and 1995 and was in default under a certain Credit Agreement as of January 31, 1996 and continues to be in default under the Credit Agreement (Note 3). As more fully described in Note 3 discussing the Registrant's borrowing arrangements, in fiscal 1994 the Registrant had executed a Credit Agreement to provide a long-term credit facility which was to expire April 30, 1997. Under amendments number one through five to such Credit Agreement (collectively, the original Credit Agreement and all amendments are referred to as the "Credit Agreement"), certain debt covenants were amended based on the Registrant's business plan for fiscal 1995 and 1996, respectively, and certain other revisions were made to the credit facility, including an additional advance for the November, 1994 purchase of assets from Intronet, Inc. As previously reported by the Registrant in a Form 8-K dated March 8, 1996, the Registrant's Data Net subsidiary terminated its business operations and ceased operations due to economic conditions in its industry (Note 2). This termination of Data Net's business constituted an Event of Default under the Credit Agreement with the Registrant's commercial lender, National Canada Finance Corp. ("NCFC"). On March 8, 1996, the Registrant and NCFC entered into a Forbearance Agreement under the provisions of which, including Amendments Number One through Six (collectively, the original Forbearance Agreement and all amendments are referred to as the "Forbearance Agreement"), whereby, among other matters, NCFC agreed to forbear from exercising certain rights and remedies under the Credit Agreement (Note 3).

If certain measures regarding cost savings and restructuring that management has implemented prove unsuccessful and defaults continue to occur under the amended Credit and Forbearance Agreements, then the Registrant will need additional financing from outside sources (See Note 3).

In accordance with generally accepted accounting principles, the operating results for all periods presented are for continuing operations and therefore do not include the Registrant's Data Net subsidiary, with the operating results for Data Net for the three months ended January 31, 1995 having been accordingly restated.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method based on estimated useful lives which are as follows:

                                                            Estimated
                              Description                   Useful Life
                              -----------                   -----------
                    Technical equipment                     5 -  7 years
                    Office furniture and equipment          5 -  7 years
                    Vehicles                                2 -  3 years
                    Leasehold improvements                  5 - 10 years
                    Software                                3 -  5 years

Maintenance and repairs are charged to expense as incurred. The cost of renewals or improvements that increase the useful lives of the assets is capitalized in the appropriate asset account. The gain or loss on property retired or otherwise disposed of is credited or charged to operations and the cost and accumulated depreciation are removed from the accounts.

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

Goodwill

Goodwill, representing the excess of the cost of acquired business over the fair value of net assets acquired, is being amortized on a straight-line basis over periods ranging from ten to twenty years. The amount of goodwill related to the Registrant's purchase in November, 1992 of certain assets of the Data Net business has been included in the Reserve for Discontinuance of Operations as at October 31, 1995 (Note 2). In addition, and as discussed more fully in Note 7, because of the significant and continuing operating losses in the Company's Intronet Division, management has determined that the earning potential of the Division, and hence the carrying value of its investment, has been impaired. In accordance with generally accepted accounting principles, management has therefore elected, effective October 31, 1995, to write off the goodwill associated with its purchase of certain assets of Intronet, Inc. in its entirety. The amount of goodwill at October 31, 1995 related to the acquisition of certain assets of Intronet, Inc. amounted to approximately $330,000 (Note 6).


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

At January 31, 1996 the Registrant had loss carryforwards for tax purposes from losses generated by its Intronet Division from the November 1, 1994 date of acquisition. The Registrant had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet,through April 30, 1995. Generally accepted accounting principles procedure (FAS 109) establishes guidelines to be used in valuing deferred tax assets. The Registrant incorporated in the financial statements at January 31, 1996 reserves for the valuation of previously recorded deferred tax assets in the amount of $710,236. As discussed in Note 2, effective March 8, 1996 the Registrant terminated the operations of its Data Net subsidiary and, accordingly, wrote off the portion of its deferred tax assets relating to Data Net. This amount, aggregating $261,937 in current and non-current charges, was written off in March, 1996. The Registrant will continue to assess the value of the deferred tax assets. This assessment will include, but not be limited to, the Registrant's ability to divest itself of non-strategic business units and the ability to project adequate profits to utilize the operating loss carryforward including that portion that has been reserved during the period being reported.

Earnings Per Share

Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options and warrants using the Treasury Stock Method. Earnings per common and common equivalent share assuming full dilution are computed on the assumption that all outstanding convertible debentures, and all stock options and warrants which were capable of being exercised, were exercised on the issue date. Where the combined results from continuing and discontinued operations yield a loss, under the Treasury Stock Method's calculation of earnings per share the weighted average of common shares outstanding during each year is not adjusted for the dilutive effect of outstanding stock options and warrants.

(2) Termination of Operations in Data Net Subsidiary

As discussed in Note 1 above, and as previously reported by the Registrant in a Form 8-K dated March 8, 1996, the Registrant's Data Net subsidiary terminated its business operations and ceased operations due to the combined negative effect of general economic conditions that existed in its industry as well as operating inefficiencies that were not able to be overcome. These inefficiencies included (1) its inability, due to cash flow constraints, to obtain products at competitive prices, which, in turn, narrowed profit margins; (2) product obsolescence from continuing technological enhancements in the goods being sold; and (3) the lack of critical business mass and the related opportunity to maximize employee utilization.

The termination by Data Net of its operations constituted an Event of Default under the Credit Agreement with NCFC. Pursuant to the Credit Agreement, NCFC was entitled to immediate possession of all of Data Net's collateral. In view of the termination of business operations, Data Net voluntarily surrendered its collateral to NCFC so that NCFC could liquidate such collateral and apply the proceeds to all outstanding obligations to NCFC under the Credit Agreement. At March 8, 1996, the Registrant and Data Net had outstanding loan obligations to NCFC in excess of $2,600,000 and the Data Net accounts receivable in which NCFC had a security interest amounted to $721,405. In addition,

Data Net's inventory and fixed assets were sold at a public auction with the net proceeds of approximately $122,000 applied to the NCFC loan balance (See Note 3, Forbearance Agreement).

In accordance with generally accepted accounting principles, the Registrant's unaudited financial statements as at and for fiscal period ended October 31, 1995 included a Reserve for Discontinuance of Operations in the amount of appoximately $1,172,000, consisting of operating losses incurred subsequent to October 31, 1995, expenses related to the termination of Data Net and the net loss from disposal of assets, less liabilities not assumed, by the Company. The amount of operating losses incurred and expenses related to the termination of Data Net for the three months ended January 31, 1996 have been charged to the reserve as at January 31, 1996.

(3) Registrant's Debt Position

April 1, 1994 Credit Agreement

On April 1, 1994, the Registrant executed a Credit Agreement to provide a long-term credit facility. This facility will expire on April 30, 1997 and bears interest at 2% above NCFC's prime lending rate (8.50%) at January 31, 1996, and at 3% above NCFC's prime lending rate, on loans made under the Credit Agreement and the Overadvance Facility, respectively. Proceeds from this credit facility have been utilized to refinance existing credit facilities and provide working capital. This credit facility was amended in November, 1994 to complete the acquisition of the assets of Intronet, Inc. (Note 6) and at other times for various purposes (See Amendments to Credit Agreement). As of January 31, 1996, the availability of funds under this credit facility was limited to the lesser of $3,750,000 or a percentage of eligible accounts receivable and inventory. The Credit Agreement contains restrictive covenants, the more significant of which require maintenance of minimum net working capital, minimum tangible net worth, maximum debt-to-tangible net worth, pretax income and a restriction on capital expenditures and prohibition of dividend payments. As of January 31, 1996 as well as the date of this report, the Registrant was not in compliance with certain of these restrictive covenants due to lower-than-projected earnings for the respective periods.

Amendments to Credit Agreement

Amendment No. 1 to the Credit Agreement, dated November 17, 1994, increased the maximum amount of the credit facility from $4,000,000 to $5,000,000 to enable the Borrower (defined in the Credit Agreement as the Company and Data Net) to acquire the assets of Intronet, Inc. (Note 6) and to provide additional working capital. Certain financial covenants were also amended, the definition of the term "Borrowing Base" was amended and the Credit Agreement was further amended to provide for the issuance of standby letters of credit up to a maximum of $500,000. There was a $5,000 closing fee paid to NCFC with regard to the increase of the credit facility covered by Amendment No. 1.

By Amendment No. 2 to the Credit Agreement, dated as of January 24, 1995, NCFC waived the non-compliance of the Borrower with certain financial covenants of the Credit Agreement and modified certain financial covenants of the Credit Agreement for the fiscal year ended October 31, 1995. Amendment No. 2 required as a condition precedent to the effectiveness of Amendment No. 2, including, but not limited to, NCFC's waiver of non-compliance, that the October 28, 1992 $600,001 principal amount Subordinated Debenture issued by Data Net and guaranteed by the Registrant, be surrendered and exchanged for an Amended and Restated Subordinated Debenture in the same amount, and that Joseph M. Lobozzo II ("Lobozzo"), Chairman, director and principal shareholder of the Registrant, consent to that change. The condition precedent was met and the Subordinated Debenture, Amended and Restated as at February 16, 1995 (the "Restated Lobozzo Debenture"), changed the due date of the Restated Lobozzo Debenture from October 28, 1995 to January 31, 1998 and provided for a revised schedule of principal payments. The Restated Lobozzo Debenture provided that principal payments of the lesser of $200,000 or 100% of Consolidated Net Income of the Borrowers could be made approximately 90 days after the close of the fiscal years ended October 31, 1995 and 1996, respectively, so long as the Borrower was not in default under the Credit Agreement with NCFC and so long as the Borrowing Base under the Credit Agreement had an availability of at least $200,000. The remaining balance of the Restated Lobozzo Debenture, after any principal payments, is payable in full on January 31, 1998. No principal payments have been made to date with regard to the Restated Lobozzo Debenture. The Borrower paid a fee of $6,000 to NCFC in consideration of NCFC's waiving Borrower's non-compliance with the financial covenants and for NCFC's agreement to the amendment of certain financial covenants.

Amendment No. 3 to the Credit Agreement dated as of April 3, 1995, was entered into at the time that the Registrant acquired the remaining 66% of the stock of its subsidiary, SAI Delta, Inc. ("SAI/Delta"), and was executed by NCFC for the purpose of consenting to the purchase of the SAI/Delta common stock. In addition, Amendment No. 3 redefined the Borrowing Base by increasing the amount of the Registrant's Eligible Receivables to be included in the Borrowing Base, decreasing the amount of Data Net's Eligible Inventory included in the Borrowing Base, adding SAI/Delta's Eligible Receivables to the Borrowing Base and reducing the maximum amount of the Revolving Credit Facility to $4,500,000. SAI/ Delta also entered into an Unlimited Continuing Guaranty of the obligations of the Registrant and Data Net under the Credit Agreement. Amendment No. 3 also acknowledges NCFC's authorization of unplanned advances previously made to Borrower totaling $250,000 in excess of the Borrowing Base expired as of April 3, 1995.

Amendment No. 4 to the Credit Agreement was dated as of May 1, 1995. In view of the need of the Borrower for additional financing, and in recognition of the commitment of Lobozzo to make loans of up to $400,000 to the Borrower, NCFC agreed to lend an additional $300,000 to the Borrower pursuant to Amendment No. 4 (the "Overadvance Facilities"). The commitment of Lobozzo to participate in the Overadvance Facilities is referred to as the "Lobozzo Commitment". The Overadvance Facilities as set forth in Amendment No. 4 sets forth, as conditions precedent to NCFC's making additional advances of any funds under its portion of the Overadvance Facilities, that the Borrower not be in default under the Credit Agreement or the Lobozzo Commitment; that Lobozzo have fully funded the Lobozzo Commitment to lend $400,000 and that the loans shall be outstanding; that the total principal of the Overadvance Facilities not exceed $700,000 and that the total amount of all loans made by NCFC to the Borrower under the Revolving Credit Facility and the NCFC portion of the Overadvance Facilities not exceed $4,500,000. Amendment No. 4 states that the NCFC Overadvance Facilities terminate on April 30, 1996, and that NCFC may terminate its obligations under the NCFC Overadvance Facilities if the Lobozzo Commitment is terminated prior to April 30, 1996 or if there is a Declaration of Default as provided for in the Credit Agreement. The NCFC Overadvance Facility provides for loans on the balance at two and one-half percent per annum over the prime rate of NCFC; after maturity, by acceleration or otherwise, the interest rate increases to four and one-half percent per annum over the prime rate of NCFC. All loans under the NCFC Overadvance Facilities are required to be paid before any repayment of loans made pursuant to the Lobozzo Overadvance Facility. Amendment No. 4 also amended certain financial covenants of the Credit Agreement. A $1,500 commitment fee was required to be paid in connection with Amendment No. 4.

By Amendment No. 5 to the Credit Agreement, dated October 27, 1995, NCFC waived non-compliance by the Borrower with certain financial covenants for the fiscal quarter ended July 31, 1995. Amendment No. 5 also increased the interest rate on Revolving Credit Loans to two percent per annum over NCFC's prime rate, and, after maturity, by acceleration or otherwise, the interest rate increases to four percent per annum over NCFC's prime rate. Amendment No. 5 also increased the interest rate on loans made pursuant to the NCFC Overadvance Facilities to three percent per annum over NCFC's prime rate and, after maturity, by acceleration or otherwise, the interest rate increases to five percent per annum over NCFC's prime rate. A waiver and amendment fee of $6,000 was required with regard to Amendment No. 5.

By a letter agreement between NCFC and Lender dated March 6, 1996, NCFC reduced the Borrowing Base and confirmed that the Maximum Loan Amount that could be borrowed was $3,750,000.

Forbearance Agreement

As of March 8, 1996, NCFC and the Borrower entered into a Forbearance Agreement whereby, among other matters, the Lender agreed to forbear from exercising default remedies available to it against the Registrant and Data Net as a result of defaults under the Credit Agreement. As stated in a Form 8-K filed March 20, 1996, the Forbearance Agreement was entered into as part of the procedure whereby Data Net, due to economic conditions in its industry, ceased operations and surrendered possession of the Data Net collateral under the Credit Agreement to NCFC. (Note 2). As described in a Form 8-K dated March 20, 1996, under the April 1, 1994, Credit Agreement, NCFC was entitled to immediate possession of all of Data Net's collateral. Data Net's obligations to NCFC under the revolving credit line with NCFC exceeded $2,600,000. In view of the termination of business operations, Data Net also voluntarily surrendered Data Net's collateral to NCFC so that NCFC could liquidate that Data Net collateral and apply the proceeds to reduce the indebtedness owing from Data Net to NCFC. Data Net anticipated that there would be a deficiency owning from Data Net to NCFC after liquidation of the Data Net collateral, leaving nothing for Data Net's unsecured creditors. The collateral which was voluntarily surrendered by Data Net included Data Net's inventory, equipment, patents, field spare parts, trademarks, general intangibles, and proceeds of the forgoing and other collateral as described in the General Security Agreement between NCFC and Data Net.

The Registrant's own business operations did not terminate and, pursuant to the Forbearance Agreement, NCFC continued its lending relationship with the Registrant without waiving any rights against the Registrant. The Registrant and NCFC intended to proceed to complete a definitive restructuring agreement with regard to the continuing loan by NCFC to the Registrant.

Data Net supplied NCFC with a letter indicating Data Net's decision to terminate its business operations which resulted in an Event of Default under the Credit Agreement. The Borrower also supplied NCFC with a Release and Indemnification Agreement; SAI/Delta supplied NCFC with a Reaffirmation of Guaranty; and Lobozzo supplied NCFC with a Reaffirmation of Subordination with regard to the Subordination Agreement which Lobozzo had entered into on April 1, 1994, in connection with the original Credit Agreement.

The Forbearance Period set forth in the original Forbearance Agreement expired on May 8, 1996.


Amendments to Forbearance Agreement

Amendment No. 1 to the Forbearance Agreement of May 9, 1996, reduced the Maximum Loan Amount to $3,250,000 and extended the Forbearance Period to May 22, 1996. A further Release and Indemnification Agreement, Reaffirmation of Guaranty of SAI/Delta, and Reaffirmation of Subordination Agreement from Lobozzo were required in connection with Amendment No. 1, as well as with regard to Amendments No. 2, 3, 4, 5, and 6 to the Forbearance Agreement, referred to below.

Amendment No. 2 to the Forbearance Agreement of May 23, 1996, revised the collateral upon which NCFC would permit loans to be made to revise the percent which NCFC would advance on the Registrant's Eligible Receivables, and extended the Forbearance Period to June 14, 1996.

Amendment No. 3 to the Forbearance Agreement of June 14, 1996, conditioned the Maximum Loan Amount of $3,250,000, including Letter of Credit Obligations, based on a requirement that NCFC obtain a Loan participant in an amount not less than $300,000. In the event NCFC does not obtain such a Loan participant, then the Maximum Loan Amount shall not exceed $2,950.000 including Letter of Credit Obligations. Amendment No. 3 extended the Forbearance Period to July 31, 1996.

Amendment No. 4 to the Forbearance Agreement of July 31, 1996, continued the Maximum Loan Amount of $3,250,000, including Letter of Credit Obligations, based on a requirement that NCFC obtain a Loan participant in an amount not less than $300,000. In the event NCFC does not obtain such a Loan participant, then the Maximum Loan Amount shall not exceed $2,950,000 including Letter of Credit Obligations. Amendment No. 4 extended the Forbearance Period to August 15, 1996.

Amendment No. 5 to the Forbearance Agreement of August 15, 1996, continued the Maximum Loan Amount of $3,250,000, including Letter of Credit Obligations, based on a requirement that NCFC obtain a Loan participant in an amount not less than $300,000. In the event NCFC does not obtain such a Loan participant, then the Maximum Loan Amount shall not exceed $2,950,000 including Letter of Credit Obligations. Amendment No. 5 extended the Forbearance Period to September 3, 1996.

Amendment No. 6 to the Forbearance Agreement of September 9, 1996, reduced the Maximum Loan Amount to $1,855,000, including Letter of Credit Obligations, until such time as a Term Sheet relating to a proposed Buy-out of the NCFC Credit Agreement had been agreed upon and executed by NCFC, the Registrant and Lobozzo, and, upon such execution, the Maximum Borrowing Amount would increase to $2,200,000 including Letter of Credit Obligations. The Term Sheet was executed as of September 9, 1996. Amendment No. 6 extended the Forbearance Period to September 30, 1996.

Term Sheet for Proposed NCFC Buyout

As of September 9, 1996, NCFC, the Registrant and Lobozzo executed a Term Sheet (the "Term Sheet") relative to a proposed Buy-out (the "Buy-out") of the Credit Agreement with NCFC. The Buy-out, among other matters, upon execution of definitive agreements, will be to the effect that: (i) the Registrant will issue a Five Year Note to NCFC in the amount of $750,000 (the "$750,000 Note"), requiring payment of interest only at prime plus one percent, and will be payable in full in five years, to be secured only by the Registrant's spare parts inventory;(ii) provision will be made for a group to be formed by Lobozzo (the "Lobozzo Group") to purchase the balance of the NCFC- Loan; (iii)provision will be made for the issuance by Lobozzo of an assignment of a portion of Lobozzo's option to purchase 11,440,475 common shares of the Registrant, which assignment will enable NCFC to purchase up to seventeen and one-half percent (17.5%) of the currently issued and outstanding common shares of the Registrant (the "NCFC Warrant"), which NCFC Warrant will not be exercisable unless an Event of Default occurs or if the $750,000 Note is not paid by the first day of the thirty-seventh month after issuance; (iv) in the event of the issuance of additional common shares of the Registrant, additional warrants may be required to be issued; (v) prepayment of the $750,000 Note will carry no penalty for the first twelve months but between the commencement of the thirteenth month and the conclusion of the thirty- six month, any prepayment of the $750,000 Note will require a prepayment penalty of $25,000 per quarter to a maximum of $200,000;
(vi) the $750,000 Note will permit partial payments which, during the first thirty six months, will have the effect of reducing subsequent prepayment premium payments and which will also have the effect of reducing the amount of common shares covered by the NCFC Warrant; and (vii) the purchase by the Lobozzo Group of a portion of the NCFC Loan is to be made in such a manner that the NCFC perfected security interest in the assets of the Registrant and its subsidiaries (less the Registrant's spare parts inventory), is transferred to the Lobozzo Group as of the date that the security interest was originally perfected by NCFC. A copy or the Term Sheet is annexed as an Exhibit to this 10-Q Report.

Overadvance Agreement

As previously reported by the Registrant in a Form 8-K dated May 4,1995, on May 1, 1995 the Registrant reached an agreement with its commercial lender, NCFC, for an additional $700,000 lending facility to enable the Registrant to obtain overadvances above those which would otherwise be permitted under the terms of the Credit Agreement ("the Overadvance Lending Facility"). Lobozzo agreed with the Registrant and with NCFC to provide funding for $400,000 of the $700,000 Overadvance Lending Facility. In return, as part of the transaction whereby the Registrant obtained a $700,000 Overadvance Facility, $400,000 of which was supplied by Lobozzo (See Amendment No. 4 to the Credit Agreement above) the Registrant agreed to issue to Mr. Lobozzo an option to purchase 11,440,475 common shares of the Registrant, the balance of its available authorized but unissued common shares for a four-year period between May 20, 1995 and May 20, 1999. If Mr. Lobozzo exercises the option, Mr Lobozzo and affiliated parties will hold or control 78 percent of the authorized common shares of the Registrant. The option is cancelable under certain circumstances if the Registrant's computer service business is sold by May 20, 1996. As of January 31, 1996, and as of the date of this Form 10-Q, the Registrant's computer business was not sold and the aforementioned option had not been exercised.



(4) Subordinated Debentures

In November, 1992 the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due November 4, 1997 to the seller of the assets which were acquired by Data Net. As of January 31, 1996, and as of the date of this Form 10-Q, the Company was in default under the subordinated debenture, including a failure to make certain payments thereunder.

In October, 1992, Data Net issued an 8% subordinated debenture (the "Lobozzo Debenture") in the face amount of $600,001 to Mr Lobozzo, the proceeds of which were used in the acquisition of the assets which were acquired by Data Net. The Registrant guaranteed the Lobozzo Debenture. The Lobozzo Debenture is convertible into 1,304,350 common shares of the Registrant at $.46 per common share. As part of Amendment No. 2 to the NCFC Credit Agreement, in February, 1995 the Lobozzo Debenture was amended and restated to, among other matters, extend its due date to January 31, 1998. As of January 31, 1996, and as of the date of this Form 10-Q, the Restated Lobozzo Debenture remained outstanding and had not been converted. As of January 31, 1996, and as of the date of this Form 10-Q, the Company was in default under the Restated Lobozzo Debenture, including a failure to make certain payments thereunder.

Principal payments under the Restated Lobozzo Debenture were due in three annual installments of $200,000, commencing January 31, 1996 subject to meeting bank loan covenants. No payments have been made.

(5) Other Matters

As previously discussed in a Form 8-K dated June 1, 1995, on June 1, 1995, the Registrant signed preliminary letters of intent to sell certain of its business units to a private investment group. Although the term of these letters has expired and although the Registrant has discontinued discussions with this group, the Registrant has had discussions with other parties in an attempt to divest itself of non-performing operations in a timely manner.

In addition to the loans made by Mr. Lobozzo, specifically, his $400,000 funding of the Overadvance Facility and the Lobozzo Debenture (Note 4), he has also made working capital loans on a regular basis to the Registrant to assist in the purchase of equipment for sale to customers and to meet its trade obligations. For the current fiscal year, these loans have aggregated approximately $146,000 as at January 31, 1996 and $801,000 through September 17, 1996, of which $146,000 plus a premium to be paid,representing approximately 50% of the gross margin realized by the Registrant on such sales, was outstanding at January 31, 1996 and $355,000 plus accrued interest was outstanding at September 17, 1996.

(6)       Acquisitions

On November 17, 1994, the Company acquired substantially all of the operating assets of Intronet, Inc and since that date has operated those assets as its Intronet Division. The Intronet Division designs, installs and supports advanced computer networks with emphasis on large campus and industrial facilities requiring network hubbing integrated with fiber and copper cabling. These assets were acquired in exchange for $337,000 in cash and assumption of approximately $588,000 in liabilities of the seller. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from November 17, 1994 have been included in the consolidated financial statements.

On December 1, 1994, the Company exercised an option to acquire the remaining shares of SAI/Delta, Inc., thereby making SAI/Delta a wholly- owned subsidiary). The Company accounted for the acquisition as a purchase and the operating results of SAI Delta are included in the Company's net earnings (loss) from continuing operations.

(7) Downsizing and Restructuring of the Intronet Division

In the fall of 1995, the Company reduced the size of its operating staff of the Waltham, Massachusetts office of its Intronet Division. The Company and two of its employees who had also been principal executives of Intronet, Inc. prior to the acquisition reached agreement terminating employment agreements with those employees. One employee has since become an independent agent for the Intronet Division in the State of Connecticut.

Faced with continuing losses in this division and finding such looses unacceptable, management has restructured the operations. Beginning in August, 1996, the Intronet Division stopped accepting any new contracts or business for which it would perform cable installation services which required using Intronet Division employees. Any new contracts of this nature, if accepted by the Intronet Division, will now be subcontracted to other parties on a fixed-price basis, with the Intronet Division acting as a general contractor.

At the end of August, 1996, the management/administrative staff at the Intronet Division was reduced from twenty-one to three people. As part of this downsizing, this Division will now be refocused to pursue regional opportunities in DCI's core business of providing computer system, data communication and Lan/Wan technical services and products.

Item 2.
     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations


     Results of Operations

The Company's net loss from continuing operations for the three months ended January 31, 1996 was $241,035 (8%), or $.04 per share, compared to net earnings from continuing operations of $101,072 (2%), or $.01 per share, for the three months ended January 31, 1995. Operating results for continuing operations for the three months ended January 31, 1996 were negatively impacted by the continued detrimental effects of the Company's cash flow and liquidity problems, non-recurring costs associated with administrative staff turnover as well as the continued restructuring and integration of its Intronet Division purchased in November, 1994. The Intronet Division's net loss for the quarter ended January 31, 1996 was $218,349 (37%), compared to net income of $53,410 (3%) for the three months ended January 31, 1995.

As discussed in Notes 2 and 3, on March 8, 1996 the Company terminated operations in its Data Net subsidiary which had commenced operations in November, 1992. In accordance with generally accepted accounting principles, Data Net's operating results for the three months ended January 31, 1996 and January 31, 1995 have been reported in the income statement under Loss from Discontinued Operations. Data Net incurred a net loss of $356,207 (20%), or $.05 per share, for the quarter ended January 31, 1996 and $87,848 (2%), or $.01 per share, for the quarter ended January 31, 1995.

As discussed in Note 7, the losses incurred by the Company's Intronet Division have had a material impact upon operating results. The table below provides segment information for the three months ended January 31, 1996 and January 31,

1995 for continuing operations, comprised of Delta CompuTec's core business and the Intronet Division. As illustrated by the following figures, the $22,686 (1%) net loss for DCI's core business for the three months ended January 31, 1996 was $70,348 worse than the net earnings figure for the same period in the prior year. Higher interest costs on increased borrowings required because of poor operating results in the Registrant's Data Net subsidiary as well as in the Intronet Division accounted for approximately $78,000 in additional expenses.

Three Months Ended January 31,

          DCI                                          1996           1995

          Service revenues                   $    2,273,553 $    2,263,783
          Equipment sales                           214,032        299,756
                                             -------------- --------------
          Total Revenues                          2,487,585 $    2,563,539
          Net profit (loss)                         (22,686)        47,662

          Identifiable Assets                     7,203,336      6,901,675

          Intronet Division

          Service revenues                   $      321,041 $    1,058,765
          Equipment sales                           271,325      1,031,492
                                             -------------- --------------
          Total Revenues                            592,366 $    2,090,257

          Net profit (loss)                        (218,349)        53,410

          Identifiable Assets                     1,723,082      1,621,882


Revenues

Revenues from continuing operations were $3,079,951 for the three months ended January 31, 1996 compared to $4,653,796 for the three months ended January 31, 1995, representing a decrease of $1,573,845 and 51%. Service revenues were $2,594,594, compared to $3,322,548 for the three months ended January 31, 1995, a decrease of $727,954 and 22%. Equipment sales for the three months ended January 31, 1996 were $485,357 compared to $1,331,248 for the three months ended January 31, 1995, a decrease of $845,891 and 64%. The decline in revenue was the result of the impact of the significant operating losses in Data Net, as well as in the Intronet Division, all of which placed an extensive burden upon the Company's resources and its ability to nurture its existing business base as well as develop new business.

Costs and Expenses

Service costs in continuing operations were $2,177,967 (84%) for the three months ended January 31, 1996 compared with $2,519,164 (76%) for the three months ended January 31, 1995. Service costs as a percentage of service revenue increased from 76% to 84% due to the effect of the Company's fixed costs when measured against the lower revenue, as well as lower-than-expected results from lower margins in the Intronet Division occasioned by the impact of fixed expenses upon a lower revenue base plus the impact of cost overruns on a major contract undertaken by the Intronet Division.

Costs of equipment sold in continuing operations were $393,860 (81%) for the three months ended January 31, 1996 compared with $983,143 (74%) for the three months ended January 31, 1995. The increase in cost of equipment sold as a percentage of equipment sales from 74% to 81% was due to the detrimental effect of the Company's tight cash flow upon its ability to purchase equipment at competitive prices as well as the impact of contract cost overruns in the Intronet Division.

Selling, general and administrative expenses in continuing operations were $659,789 (21%) for the three months ended January 31, 1996 compared with $964,434 (21%) for the three months ended January 31, 1995, a decrease of $304,645 or 32%. This decrease was primarily due to savings from the cost reduction plan instituted by management in April, 1995 which resulted in staff reductions and associated expenses, offset in part by non-recurring costs associated with administrative staff turnover.

Other expense was $89,370 (3%) for the three months ended January 31, 1996 compared with $27,683 (1%) for the three months ended January 31, 1995, an increase of $61,687 and 223%. The increase was due to the rise in bank borrowing and higher interest rates.

Income tax expense was $0 for the three months ended January 31, 1996 compared with $58,300 for the three months ended January 31, 1995.


Liquidity and Capital Resources

The Company experienced sales growth and significant related working capital requirements as a result of the Intronet acquisition in November, 1994. As discussed in Note 3, the Company executed a Credit Agreement, as amended, the Overadvance Lending Facility and the Forbearance Agreement, as amended, which agreements and facility provided funding for the acquisition of the assets of Intronet, Inc. in November, 1994 and the financing of ongoing working capital requirements. The Credit Agreement expires on April 30, 1997 and bears interest at 2% above NCFC's prime lending rate. Funds provided under the Overadvance Lending Facility bear interest at 3% above NCFC's prime lending rate. At January 31, 1996, the availability of funds under the Credit Agreement was limited to the lesser of $3,750,000 or a percentage of eligible accounts receivable and inventory (Note 3).

Cash flow from operations for the three months ended January 31, 1996 was $535,648 compared with $675,761 for the three months ended January 31, 1995, a decrease of $140,113 and 21%. This resulted primarily from an aggregate $584,018 decrease in net earnings(loss) partially reduced by a $449,132 benefit from the comparative change in deferred service revenue.

Capital expenditures for spare parts and property, plant and equipment and other investing activities were $148,815 for the three months ended January 31, 1996 compared with $615,569 for the three months ended January 31, 1995, a decrease of $466,754 and 76%. This significantly lower outlay reflected $106,444 in lower capital expenditures and $337,000 in costs relating to the assets for the Intronet Division present in 1995.

Financing activities for the three months ended January 31, 1996 consumed $411,417, an increase of 354,931 over the three months ended January 31, 1995. This change was the net effect of $507,274 in higher paydowns on bank borrowing less $152,343 in borrowing from the Company's principal shareholder.

The net result of the above was a $24,584 use of cash for the three months ended January 31, 1996 compared to a $3,706 source of cash for the three months ended January 31, 1995, a decrease of $28,290.

                              DELTA COMPUTEC, INC.
                                     PART II
                                OTHER INFORMATION


Item 3.        Default Upon Senior Securities

               See the following Notes to the accompanying Financial Statements Notes 1, 2, 3 and 4

Item 5.        Other Information

               See the Notes to the accompanying Financial Statements

               In September, 1996, the Registrant was advised that a minority shareholder was questioning certain activities of the Registrant's current and prior officers and directors. The Registrant believes that all actions taken by its officers and directors were proper.

Item 6.        Exhibits and Reports on Form 8-K

     (a)       Exhibit 11 - Statement regarding computation of earnings per share

     (b)       Term Sheet dated as of September 9, 1996


     (c)       Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Dated:  September 18, 1996              DELTA COMPUTEC INC.




                                             By: /s/ John DeVito
                                                 ------------------------------
                                                 John DeVito, President




                                             By: /s/ Frank J. Donnelly
                                                 ------------------------------
                                                 Frank J. Donnelly
                                                 Chief Financial Officer and
                                                  Chief Accounting Officer