Form 10-Q
period 1996-04-30
DELTA COMPUTEC INC
filed 1996-09-18
CIK 779338

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

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

                               Yes [ ]    No [x]

As of April 30, 1996, there were 6,811,575 shares outstanding of the Registrant's Common Stock $.01 par value.

                              DELTA COMPUTEC INC.
                                   Form 10-Q
                         Quarter Ended April 30, 1996


                                     INDEX

Part I:  Financial Information                                        Page



         Consolidated balance sheets at April 30, 1996 and
           October 31, 1995                                           3-4

         Consolidated statements of operations for the three
           months ended April 30, 1996 and 1995 and six months
           ended April 30, 1996 and 1995                              5

         Consolidated statement of cash flows for the six months
           April 30, 1996 and 1995                                    6

         Notes to consolidated financial statements                   7-18

         Management's discussion and analysis of operations and
           financial condition                                        19-23


Part II:  Other Information

         Exhibits and Reports on Form 8-K                             24-26

         Signatures                                                   25

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                            (Unaudited)       (Unaudited)
                                                                              April 30,       October 31,
                                                                                1996             1995
                                                                           ------------      ------------
CURRENT ASSETS:
         Cash                                                              $   (171,736)     $   (245,249)
         Accounts receivable, less allowance
          for doubtful accounts of $176,083
          and $525,139 at April 30, 1996 and
          October 31, 1995, respectively                                      3,091,723         5,005,240
         Inventories                                                          1,130,251         1,968,089
         Prepaid expenses and other current assets                              286,997           255,049
         Deferred income taxes current                                           24,000           100,000
                                                                           ------------      ------------
      Total current assets                                                 $  4,361,835      $  7,083,489

FIELD SPARE PARTS, net of accumulated
         amortization                                                      $  2,150,106      $  2,279,490

PROPERTY AND EQUIPMENT, at cost:

         Technical equipment                                               $  1,304,893      $  1,413,162
         Office furniture and equipment                                         552,930         1,422,293
         Vehicles                                                                74,614           154,661
         Leasehold improvements                                                  76,753           283,121
         Software                                                                72,958           112,736
                                                                           ------------      ------------
                                                                           $  2,082,148      $  3,385,973

                  Less: Accumulated depreciation                              1,842,135         2,408,824
                                                                           ------------      ------------
                                                                           $    239,763      $    977,149

DEFERRED INCOME TAXES                                                      $    424,299      $    610,236

OTHER ASSETS:
         Goodwill, net                                                     $    383,468      $    444,427
         Customer lists, net                                                    123,323           136,366
         Other assets                                                           222,574           232,907
                                                                           ------------      ------------
                                                                                729,365      $    813,700
                                                                           ------------      ------------
                                                                           $  7,905,368      $ 11,764,064
                                                                           ============      ============

                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)            (Unaudited)
                                                                                     April 30,              October 31,
                                                                                        1996                   1995
                                                                                   -------------          -------------
CURRENT LIABILITIES:

         Accounts payable                                                          $   2,319,423          $   3,575,423
         Deferred service revenue                                                      1,666,777              1,571,226
         Accrued expenses
          Payroll and payroll taxes                                                      224,863                424,738
          Interest                                                                       124,049                 42,667
          Sales tax payable                                                              465,414                190,642
          Other                                                                           45,925                308,490
         Due to Shareholder                                                              475,517                602,639
         Bank line of credit                                                           2,330,825              3,782,956
                                                                                   -------------          -------------

         Total current liabilities                                                 $   7,652,793          $  10,498,781

LONG-TERM DEBT                                                                     $        -             $       -

SUBORDINATED DEBENTURES                                                            $   1,075,001          $   1,075,001

RESERVE FOR DISCONTINUANCE OF OPERATIONS                                                 450,491              1,172,086

STOCKHOLDERS' INVESTMENT

         Common stock, $ .01 par value;
          authorized 20,000,000 shares;
          issued and outstanding 6,811,575 at
          April 30, 1995 and October 31, 1995                                      $      68,116          $      68,116

         Additional paid-in capital                                                    4,916,093              4,916,093
         Accumulated deficit                                                          (6,257,126)            (5,966,012)
                                                                                   -------------          -------------

          Total stockholders' investment                                              (1,272,917)         $    (981,803)
                                                                                   -------------          -------------

                                                                                   $   7,905,368          $  11,764,064
                                                                                   =============          =============

                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended               Six Months Ended
                                                          April 30,                       April 30,
                                                ----------------------------     ---------------------------
                                                    1996             1995            1996            1995
                                                -----------      -----------     -----------     -----------
REVENUES FROM CONTINUING OPERATIONS:
         Service revenues                       $ 2,929,832      $ 3,234,004     $ 5,524,426     $ 6,556,552
         Equipment sales                            670,540        1,412,007       1,155,897       2,743,255
                                                -----------      -----------     -----------     -----------
                                                  3,600,372        4,646,011       6,680,323       9,299,807
COSTS AND EXPENSES:
         Service costs                            2,195,240        2,632,504       4,373,207       5,151,668
         Cost of equipment sold                     507,185          977,330         901,045       1,960,473
         Selling, general and
          administrative                            872,393          907,924       1,532,182       1,872,358
                                                -----------      -----------     -----------     -----------
         TOTAL OPERATING EXPENSES                 3,574,818        4,517,758       6,806,434       8,984,499

OTHER EXPENSE, NET                                   75,633           49,662         165,003          77,345

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                      (50,079)          78,591       (291,114)         237,963

INCOME TAX PROVISION (CREDIT)                             -           32,128              -           90,428
                                                -----------      -----------     -----------     -----------
NET EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS                                        (50,079)          46,463       (291,114)         147,535
                                                -----------      -----------     -----------     -----------
NET EARNINGS (LOSS) FROM
  DISCONTINUED OPERATIONS                          (307,270)        (259,726)      (663,477)        (347,574)
                                                -----------      -----------     -----------     -----------
NET EARNINGS (LOSS)                                (357,349)        (213,263)      (954,591)        (200,039)
                                                 ===========     ===========     ===========     ===========
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
           CONTINUING OPERATIONS                $     ( .01)     $       .01     $    ( .04)     $       .02
           DISCONTINUED OPERATIONS                    ( .04)           ( .04)         ( .10)           ( .05)
                                                -----------      -----------     -----------     -----------
           COMBINED                             $     ( .05)     $     ( .03)    $     ( .14)    $     ( .03)
                                                ===========      ===========     ===========     ===========

EARNINGS PER COMMON SHARE -
  ASSUMING FULL DILUTION:
           CONTINUING OPERATIONS                $     ( .01)     $       .01     $     ( .04)    $       .02
           DISCONTINUED OPERATIONS                    ( .04)           ( .04)          ( .10)          ( .05)
                                                -----------      -----------     -----------     -----------
           COMBINED                             $     ( .05)     $     ( .03)    $     ( .14)    $     ( .03)
                                                ===========      ===========     ===========     ===========

                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                                  April 30,
                                                                       ----------------------------
                                                                            1996            1995
                                                                       ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
         Net earnings(loss):
           Continuing operations                                       $   (291,114)    $   147,535
           Discontinued operations, including loss
           for six months ended April 30, 1996 charged
           to reserve for discontinued operations                          (721,595)       (347,574)

         Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
         Depreciation & amortization                                        525,978         614,460
         Decrease in accounts receivable, inventories,
           prepaid expenses, deferred income taxes -
           current, net of accounts payable, accrued
           expenses and sales taxes payable                               1,433,482         658,266
           Increase (decrease) in deferred
             service revenue                                                 95,551        (363,110)
                                                                       ------------     -----------
         Net cash flow from operating activities                       $  1,042,302     $   709,577
                                                                       ------------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures, including field
           spare parts                                                 $   (268,367)       (504,980)
         Fixed assets disposed of in
           discontinued business                                            609,159            -
         Acquisition of business                                               -           (337,000)
         Deferred taxes - noncurrent                                        185,937
         Investment in intangibles and other assets                          84,335            -
                                                                       ------------     -----------
                  Net cash flow from investing activities              $    611,064     $  (841,980)
                                                                       ------------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
         Net proceeds (payment) on bank borrowing                        (1,452,131)        166,245
         Proceeds (payment) on loans
           from Shareholder (Note 3)                                       (127,122)        (12,500)
                                                                       ------------     -----------
         Net cash flow from financing activities                       $ (1,579,253)    $  (153,745)
                                                                       ------------     -----------
NET INCREASE (DECREASE) IN CASH                                        $     74,113     $    21,342

CASH - beginning of year                                                   (245,249)         12,809
                                                                       ------------     -----------
CASH - end of period                                                   $   (171,136)    $    34,151
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

         In accordance with generally accepted accounting principles, the operating results for all periods presented are for continuing operations and therefore do not include the Registrant's Data Net subsidiary, with the operating results for Data Net for the three months ended April 30, 1995, and for the six months ended April 30, 1995, having been accordingly restated.

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

         Field Spare Parts

         Field spare parts are stated at cost and are amortized using the straight-line method over an estimated useful life of 5 years beginning in the year after acquisition.

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

         At April 30, 1996 the Registrant had operating loss carryforwards for tax purposes from losses generated by its Intronet Division from the November 1, 1994 date of acquisition. The Registrant had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet, through April 30, 1995. Generally accepted accounting principles procedure(FAS 109) establishes guidelines to be used in valuing deferred tax assets. The Registrant incorporated in the financial statements at April 30, 1996 reserves for the valuation of previously recorded deferred tax assets in the amount of $448,299. As discussed in Note 2, effective March 8, 1996 the Registrant terminated the operations of its Data Net subsidiary and, accordingly, wrote off the portion of its deferred tax assets relating to Data Net. This amount, aggregating $261,937 in current and non-current charges, was written off in March, 1996. The Registrant will continue to assess the value of the deferred tax assets. This assessment will include, but not be limited to, the Registrant's ability to divest itself of non-strategic business units and the ability to project adequate profits to utilize the operating loss carryforward including that portion that has been reserved during the period being reported.

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

         The termination by Data Net of its operations constituted an Event of Default under the Credit Agreement with NCFC. Pursuant to the Credit Agreement, NCFC was entitled to immediate possession of all of Data Net's collateral. In view of the termination of business operations, Data Net voluntarily surrendered its collateral to NCFC so that NCFC could liquidate such collateral and apply the proceeds to all outstanding obligations to NCFC under the Credit Agreement. At March 8, 1996, the

         Registrant and Data Net had outstanding loan obligations to NCFC in excess of $2,600,000 and the Data Net accounts receivable in which NCFC had a security interest amounted to $721,405. In addition, Date Net's inventory and fixed assets were sold at a public auction with the net proceeds of approximately $122,000 applied to the NCFC loan balance (See
         Note 3, Forbearance Agreement).

         In accordance with generally accepted accounting principles, the Registrant's unaudited financial statements as at and for fiscal period ended October 31, 1995 included a Reserve for Discontinuance of Operations in the amount of approximately $1,172,000, consisting of operating losses incurred subsequent to October 31, 1995, expenses related to the termination of Data Net and the net loss from disposal of assets, less liabilities not assumed, by the Company. The amount of operating losses incurred, loss on net asset disposal and expenses related to the termination of Data Net for the six months ended April 30, 1996 have been charged to the reserve as at April 30, 1996.



(3)      Registrant's Debt Position

         April 1, 1994 Credit Agreement

         On April 1, 1994, the Registrant executed a Credit Agreement to provide a long-term credit facility. This facility will expire on April 30, 1997 and bears interest at 2% above NCFC's prime lending rate (8.25%) at April 30, 1996, and at 3%, on loans made under the Credit Agreement and the Overadvance Facility, respectively. Proceeds from this credit facility have been utilized to refinance existing credit facilities and provide working capital. This credit facility was amended in November, 1994 to complete the acquisition of the assets of Intronet, Inc. (See Note 6) and at other times for various purposes (See Amendments to Credit Agreement). As of April 30, 1996, the availability of funds under this credit facility was limited to the lesser of $3,250,000 or a percentage of eligible accounts receivable and inventory. The Credit Agreement contains restrictive covenants, the more significant of which require maintenance of minimum net working capital, minimum tangible net worth, maximum debt-to-tangible net worth, pretax income and a restriction on capital expenditures and prohibition of dividend payments. As of April 30, 1996 as well as the date of this report, the Registrant was not in compliance with certain of these restrictive covenants due to lower-than-projected earnings for the respective periods.

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

         By Amendment No. 2 to the Credit Agreement, dated as of January 24, 1995, NCFC waived the non-compliance of the Borrower with certain financial covenants of the Credit Agreement and modified certain financial covenants of the

         Credit Agreement for the fiscal year ended October 31, 1995. Amendment No. 2 required as a condition precedent to the effectiveness of Amendment No. 2, including, but not limited to, NCFC's waiver of non-compliance, that the October 28, 1992 $600,001 principal amount Subordinated Debenture issued by Data Net and guaranteed by the Registrant, be surrendered and exchanged for an Amended and Restated Subordinated Debenture in the same amount, and that Joseph M. Lobozzo II ("Lobozzo"), Chairman, director and principal shareholder of the Registrant, consent to that change. The condition precedent was met and the Subordinated Debenture, Amended and Restated as at February 16, 1995 (the "Restated Lobozzo Debenture"), changed the due date of the Restated Lobozzo Debenture from October 28, 1995 to January 31, 1998 and provided for a revised schedule of principal payments. The Restated Lobozzo Debenture provided that principal payments of the lesser of $200,000 or 100% of Consolidated Net Income of the Borrowers could be made approximately 90 days after the close of the fiscal years ended October 31, 1995 and 1996, respectively so long as the Borrower was not in default under the Credit Agreement with NCFC and so long as the Borrowing Base under the Credit Agreement had an availability of at least $200,000. The remaining balance of the Restated Lobozzo Debenture, after any principal payments, is payable in full on January 31, 1998. No principal payments have been made to date with regard to the Restated Lobozzo Debenture. The Borrower paid a fee of $6,000 to NCFC in consideration of NCFC's waiving Borrower's non-compliance with the financial covenants and for NCFC's agreement to the amendment of certain financial covenants.

         Amendment No. 3 to the Credit Agreement dated as of April 3, 1995, was entered into at the time that the Registrant acquired the remaining 66% of the stock of its subsidiary, SAI Delta, Inc. ("SAI/Delta"), and was executed by NCFC for the purpose of consenting to the purchase of the SAI/Delta common stock. In addition, Amendment No. 3 redefined the Borrowing Base by increasing the amount of the Registrant's Eligible Receivables to be included in the Borrowing Base, decreasing the amount of Data Net's Eligible Inventory included in the Borrowing Base, adding SAI/Delta's Eligible Receivables to the Borrowing Base and reducing the maximum amount of the Revolving Credit Facility to $4,500,000. SAI/Delta also entered into an Unlimited Continuing Guaranty of the obligations of the Registrant and Data Net under the Credit Agreement. Amendment No. 3 also acknowledges NCFC's authorization of unplanned advances previously made to Borrower totaling $250,000 in excess of the Borrowing Base expired as of April 3, 1995.

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

         By Amendment No. 5 to the Credit Agreement, made dated October 27, 1995, NCFC waived non-compliance by the Borrower with certain financial covenants for the fiscal quarter ended July 31, 1995. Amendment No. 5 also increased the interest rate on Revolving Credit Loans to two percent per annum over NCFC's prime rate, and, after maturity, by acceleration or otherwise, the interest rate increases to four percent per annum over NCFC's prime rate. Amendment No. 5 also increased the interest rate on loans made pursuant to the NCFC Overadvance Facilities to three percent per annum over NCFC's prime rate and, after maturity, by acceleration or otherwise, the interest rate increases to five percent per annum over NCFC's prime rate. A waiver and amendment fee of $6,000 was required with regard to Amendment No. 5. By a letter agreement between NCFC and Lender dated March 6, 1996, NCFC reduced the Borrowing Base and confirmed that the Maximum Loan Amount that could be borrowed was $3,750,000.

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

         Term Sheet for Proposed NCFC Buyout

         As of September 9, 1996, NCFC, the Registrant and Lobozzo executed a Term Sheet (the "Term Sheet") relative to a proposed Buy-out (the "Buy-out") of the Credit Agreement with NCFC. The Buy-out, among other matters, upon execution of definitive agreements, will be to the effect that: (i) the Registrant will issue a Five Year Note to NCFC in the amount of $750,000 (the "$750,000 Note"), requiring payment of interest only at prime plus one percent, and will be payable in full in five years, to be secured only by the Registrant's spare parts inventory; (ii) provision will be made for a group to be formed by Lobozzo (the "Lobozzo Group") to purchase the balance of the NCFC-Loan; (iii) provision will be made for the issuance by Lobozzo of an assignment of a portion of Lobozzo's option to purchase 11,440,475 common shares of the Registrant, which assignment will enable NCFC to purchase up to seventeen and one-half percent (17.5%) of the currently issued and outstanding common shares of the Registrant (the "NCFC Warrant"), which NCFC Warrant will not be exercisable unless an Event of Default occurs or if the $750,000 Note is not paid by the first day of the thirty-seventh month after issuance; (iv) in the event of the issuance of additional common shares of the Registrant, additional warrants may be required to be issued; (v) prepayment of the $750,000 Note will carry no penalty for the first twelve months but between the commencement of the thirteenth month and the conclusion of the thirty-six month, any prepayment of the $750,000 Note will require a prepayment penalty of $25,000 per quarter to a maximum of $200,000; (vi) the $750,000 Note will permit partial payments which, during the first thirty six months, will have the effect of reducing subsequent prepayment premium payments and which will also have the effect of reducing the amount of common shares covered by the NCFC Warrant; and (vii) the purchase by the Lobozzo Group of a portion of the NCFC Loan is to be made in such a manner that the NCFC perfected security interest in the assets of the Registrant and its subsidiaries (less the Registrant's spare parts inventory), is transferred to the Lobozzo Group as of the date that the security interest was originally perfected by NCFC. A copy or the Term Sheet is annexed as an Exhibit to this 10-Q Report.


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

         In October, 1992, Data Net issued an 8% subordinated debenture (the "Lobozzo Debenture") in the face amount of $600,001 to Mr Lobozzo, the proceeds of which were used in the acquisition of the assets which were acquired by Data Net. The Registrant guaranteed the Lobozzo Debenture. The Lobozzo Debenture is convertible into 1,304,350 common shares of the Registrant at $.46 per common share. As part of Amendment No. 2 to the

         NCFC Credit Agreement, in February, 1995 the Lobozzo
         Debenture was amended and restated to, among other matters, extend its due date to January 31, 1998. As of April 30,

         1996, and as of the date of this Form 10-Q, the Restated Lobozzo Debenture remained outstanding and had not been converted. As of April 30, 1996, and as of the date of this Form 10-Q, the Company was in default under the Restated Lobozzo Debenture, including a failure to make certain payments thereunder. Principal payments under the Restated Lobozzo Debenture were due in three annual installments of $200,000, commencing January 31, 1996 subject to meeting bank loan covenants. No payments have been made.


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

         In addition to the loans made by Mr. Lobozzo, specifically, his $400,000 funding of the Overadvance Facility and the Lobozzo Debenture (Note 4), he has also made working capital loans on a regular basis to the Registrant to assist in the purchase of equipment for sale to customers and to meet its trade obligations. For the current fiscal year, these loans have aggregated approximately $146,000 as at April 30, 1996 and $801,000 through September 17, 1996, of which approximately $49,000 plus a premium to be paid, representing approximately 50% of the gross margin realized by the Registrant on such sales, was outstanding at April 30, 1996 and $355,000 plus accrued interest was outstanding at September 17, 1996.

(6)      Acquisitions

         On November 17, 1994, the Company acquired substantially all of the operating assets of Intronet, Inc and since that date has operated those assets as its Intronet Division. The Intronet Division designs, installs, and supports advanced computer networks with emphasis on large campus and industrial facilities requiring network hubbing integrated with fiber and copper cabling. These assets were acquired in exchange for $337,000 in cash and assumption of approximately $588,000 in liabilities of the seller. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from November 17, 1994 have been included in the consolidated financial statements.

         On December 1, 1994, the Company exercised an option to acquire the remaining shares of SAI/Delta, Inc., thereby making SAI/Delta a wholly-owned subsidiary). The Company accounted for the acquisition as a purchase and the operating results of SAI Delta are included in the Company's net earnings (loss) from continuing operations

(7)      Downsizing and Restructuring of the Intronet Division

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

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

         Results of Operations

         The net loss from continuing operations for the three months ended April 30, 1996 was $50,079 (1%), or $.01 per share, compared to net earnings of $46,463 (1%), or $.01 per share, for the three months ended April 30, 1995. Operating results for continuing operations for the three months ended April 30, 1996 were negatively impacted by the continued detrimental effects of the Company's cash flow and liquidity problems, non-recurring costs associated with administrative staff turnover plus the restructuring and integration of its Intronet Division purchased in November, 1994. The Intronet Division's net loss for the three months ended April 30, 1996 was $195,292 (38%), compared to net income of $6,390 (0%) for the three months ended April 30, 1995.

         The net loss from continuing operations for the six months ended April 30, 1996 was $291,114 (4%), or $.04 per share, compared to net earnings of $147,535 (2%), or $.02 per share, for the six months ended April 30, 1995. Operating results for continuing operations for the six months ended April 30, 1996 were negatively impacted by the continued detrimental effects of the Company's cash flow and liquidity problems, non-recurring costs associated with administrative staff turnover plus the restructuring and integration of its Intronet Division purchased in November, 1994. The Intronet Division's net loss for the six months ended April 30, 1996 was $469,498 (43%), compared to net income of $59,800 (2%)
         for the six months ended April 30, 1995.

         As discussed in Notes 2 and 3, on March 8, 1996 the Company terminated operations in its Data Net subsidiary which had commenced operations in November, 1992. In accordance with generally accepted accounting principles, Data Net's operating results for the three months ended April 30, 1996 and April 30, 1995 have been reported in the income statement under Loss from Discontinued Operations. Data Net incurred net losses of $307,270 (57%) or $.04 per share for the three months ended April 30, 1996 and $259,726 (10%) or $.04 per share for the three months ended April 30, 1995. For the six months ended April 30, 1996, Data Net incurred a net loss of $663,477 (29%), or $.10 per share, and a net loss of $347,574
         (5%), or $.05 per share, for the three months ended April 30, 1995.

         Operating results for the three and six months ended April 30, 1995 were negatively impacted by the continued restructuring and integration of its Data Net subsidiary purchased in November 1992 and its Intronet division purchased in November 1994.

         As discussed in Note 7, the losses incurred by the Company's Intronet Division have had a material impact upon operating results. The table below provides segment information for the three months ended

         April 30, 1996 and April 30, 1995, as well as for the six months ended April 30, 1996 and April 30, 1995 for continuing operations, comprised of Delta CompuTec's core business and the Intronet Division. As illustrated by the following figures, DCI's core business net earnings of $145,213 (5%) for the three months ended April 30, 1996 were $105,140 better than the reported net earnings figure for the same period in the prior year. The net earnings of $178,384 (3%) for DCI's core business for the six months ended April 30, 1996 were $90,649 higher than the reported net earnings figure for the same period in the prior year. Higher interest costs on increased borrowings required because of poor operating results in the Registrant's Data Net subsidiary as well as in the Intronet Division accounted for approximately $57,000 and $135,000 additional expenses in the current year's three-month and six-month interim periods, respectively.

                                Three Months Ended          Six Months Ended
                                     April 30,                   April 30,
     DCI                        1996          1995         1996           1995
     ---                        ----          ----         ----           ----
Service revenues          $ 2,613,070    $ 2,407,188   $ 4,886,623   $ 4,670,971
Equipment sales               474,077        214,966       688,109       514,722
                          -----------    -----------   -----------   -----------
Total Revenues              3,087,147      2,622,154     5,574,732     5,185,693

Net profit (loss)             145,213         40,073       178,384        87,735

Identifiable Assets                                      6,645,813     7,438,569

Intronet Division

Service revenues          $   316,762    $   826,816   $   637,803   $ 1,885,581
Equipment sales               196,463      1,197,041       467,788     2,228,533
                          -----------    -----------   -----------   -----------
Total Revenues                513,225    $ 2,023,857     1,105,591     4,114,114

Net profit (loss)            (195,292)         6,390      (469,498)       59,800

Identifiable Assets                                      1,589,719     1,920,732


         Revenues

         Revenues from continuing operations were $3,600,372 for the three months ended April 30, 1996 compared to $4,646,011 for the three months ended April 30, 1995, representing a decrease of $1,045,639 and 23%. Service revenues were $2,929,832 compared to $3,234,004 for the three months ended April 30, 1996 and 1995, respectively, a decrease of $304,172 and 9%. Equipment sales for the three months ended April 30, 1996 were $670,640 compared to $1,412,007 for the three months ended April 30, 1995, a decrease of $741,367 and 53%. The decline in revenue was the result of the impact of the significant operating losses in Data Net, as well as in the Intronet Division, all of which placed an extensive burden upon the Company's resources and its ability to nurture its existing business base as well as develop new business.

         Revenues from continuing operations were $6,680,323 for the six months ended April 30, 1996 compared to $9,299,807 for the six months ended April 30, 1995, a decrease of $2,619,484 and 28%. Service revenues were $5,524,426 compared to $6,556,552 for the six months ended April 30, 1996 and 1995, respectively, a decrease of $1,032,126 and 16%. Equipment sales for the six months ended April 30, 1996 were $1,155,897 compared to $2,743,255 for the six months ended April 30, 1995, a decrease of $1,587,358 and 58%. The decline in revenue was the result of the impact of the significant operating losses in Data Net, as well as in the Intronet division, upon the Company's resources and its ability to nurture its existing business base as well as develop new business.

         Costs and Expenses

         Service costs in continuing operations were $2,195,240 (75%) for the three months ended April 30, 1996 compared with $2,632,504 (81%) for the three months ended April 30, 1995. Service costs as a percentage of service revenue decreased from 81% to 75% due to the benefit from management's cost reduction program, partially offset by the lower-than-expected results in the Intronet Division from lower margins occasioned by the impact of fixed expenses upon a lower revenue base plus the impact of cost overruns on a major contract undertaken by the Intronet Division.

         Service costs in continuing operations were $4,373,207 (79%) for the six months ended April 30, 1996 compared to $5,151,668 (79%) for the six months ended April 30, 1995.

         Costs of equipment sold in continuing operations were $901,045 (78%) for the six months ended April 30, 1996 compared to $1,960,473 (72%) for the six months ended April 30, 1995. The increase in cost of equipment sold as a percentage of equipment sales from 72% to 78% was due to the detrimental effect of the Company's tight cash flow upon its ability to purchase equipment at competitive prices as well as the impact of contract cost overruns in the Intronet Division.

         Selling, general and administrative expenses in continuing operations were $872,393 (24%) for the three months ended April 30, 1996 compared with $907,924 (20%) for the three months ended April 30, 1995. Selling general and administrative expenses decreased $35,531 or 4% for the second quarter ended April 30, 1996 versus 1995 which, when compared to the 23% decline in revenues for the same periods, resulted in an increase in SG&A expenses as a percentage of revenue from 20% to 24%. This deterioration in the operating ratio of SG&A expenses was primarily due to the sluggish revenue in both the Registrant's primary area of business and that of its Intronet Division which more than offset the benefit from cost reductions instituted by management, plus the impact of non-recurring costs associated with administrative staff turnover.

         Selling, general and administrative expenses in continuing operations were $1,532,182 (23%) for the six months ended April 30, 1996 compared with $1,872,358 (20%) for the six months ended April 30, 1995. Selling general and administrative expenses decreased $340,176 or 18% for the six months ended April 30, 1996 versus 1995 which, when compared to the 23% decline in revenues for the same periods, resulted in an increase in SG&A expenses from 20% to 23%. This deterioration in the operating ratio of SG&A expenses was primarily due to the sluggish revenue in both the Registrant's primary area of business and that of its Intronet Division which more than offset the benefit from cost reductions instituted by management, plus the impact of non-recurring costs associated with administrative staff turnover.

         Other expense was $75,633 (2%) for the three months ended April 30, 1996 compared with $49,662 (1%) for the three months ended April 30, 1995, an increase of $25,971 or 52%. Other expense was $165,003 (3%) for the six months ended April 30, 1996 compared with $77,345 (1%) for the six months ended April 30, 1995, an increase of $87,658 or 113%. The increase was due to the rise in bank borrowing and higher interest rates for the respective periods.

         Income tax expense in continuing operations was $0 for the three months ended April 30, 1996 compared with $32,138 for the three months ended April 30, 1995.

         Income tax expense in continuing operations was $0 for the six months ended April 30, 1996 compared with $90,428 for the six months ended April 30, 1995.


         Liquidity and Capital Resources

         The Company experienced sales growth and significant related working capital requirements as a result of the Intronet acquisition in November, 1994. As discussed in Note 3, the Company executed a Credit Agreement, as amended, the

         Overadvance Lending Facility and the Forbearance Agreement, as amended, which agreements and facility provided funding for the acquisition of the assets of Intronet, Inc. in November, 1994 and the financing of ongoing working capital requirements. The Credit Agreement expires on April 30, 1997 and bears interest at 2% above NCFC's prime lending rate. Funds provided under the Overadvance Lending Facility bear interest at 3% above NCFC's prime lending rate. At April 30, 1996, the availability of funds under the Credit Agreement was limited to the lesser of $3,250,000 or a percentage of eligible accounts receivable and inventory (Note 3).

         Cash flow from operations for the six months ended April 30, 1996 was $1,042,302 compared with $709,577 for the six months ended April 30, 1995, an increase of $332,725 and 47%. This resulted primarily from the net effect an aggregate $812,670 decrease in net earnings(loss) which was more than offset by an aggregate benefit of $1,233,867 from working capital and deferred service revenue.

         Cash flow from investing activities for the six months ended April 30, 1996 was $611,064 compared with a cash outlay of $841,980 for the six months ended April 30, 1995, a increase of $1,453,044. This benefit was the aggregate net benefit from (1) $236,613 in lower capital spending for spare parts and property, plant and equipment; (2) a $609,159 reduction relating to fixed assets disposed of; (3) $337,000 in Intronet Division acquisition costs present in 1995; and (4) $270,272 in lower deferred taxes - noncurrent and intangibles, relating to the write off of these assets as a result of the termination of Data Net's business activities (Note 2).

         Financing activities for the six months ended April 30, 1996 consumed $1,579,253, an increase of $1,425,508 over the six months ended April 30, 1995. This change resulted from $1,618,376 in higher paydowns on bank borrowing plus $114,622 in additional payments on borrowings from the Company's principal shareholder.

         The net result of the above was a $74,113 increase in cash for the six months ended April 30, 1996 compared to a $21,342 source of cash for the six months ended April 30, 1995, an increase of $52,771.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 11 - Statement regarding computation of earnings per share

    (b)  Term Sheet dated as of September 9, 1996

    (c)  Reports on Form 8-K:

      (1) On March 20, 1996, the Registrant filed Form 8-K concerning the discontinuance of the business operations of its Data Net subsidiary.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Dated:  September 18, 1996                       DELTA COMPUTEC INC.




                                                 By: /s/ John DeVito
                                                     ----------------------
                                                     John DeVito, President


                                                 By: /s/ Frank J. Donnelly
                                                     ----------------------
                                                     Frank J. Donnelly
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer
                                      25