Form 10-Q
period 1996-07-31
DELTA COMPUTEC INC
filed 1996-09-23
CIK 779338

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

                           Commission File No. 0-14733

                                ---------------

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

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No [x]

                                ---------------

As of July 31, 1996, there were 6,811,575 shares outstanding of the Registrant's Common Stock $.01 par value.

                               DELTA COMPUTEC INC.
                                    Form 10-Q
                           Quarter Ended July 31, 1996

                                      INDEX

Part I:  Financial Information                                          Page
                                                                        ----
   Consolidated balance sheets at July 31, 1996 and
     October 31, 1995                                                    3-4

   Consolidated statements of operations for
     the three months ended July 31, 1996 and 1995
     and nine months ended July 31, 1996 and 1995                         5

   Consolidated statement of cash flows for
     the nine months July 31, 1996 and 1995                               6

   Notes to consolidated financial statements                            7-18

   Management's discussion and analysis of operations
     and financial condition                                            19-23

Part II:  Other Information

   Exhibits and Reports on Form 8-K                                     24-26

   Signatures                                                            25

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                (Unaudited)    (Unaudited)
                                                  July 31,     October 31,
                                                   1996           1995
                                                -----------    -----------
CURRENT ASSETS:
   Cash                                        $   (195,465)   $   (245,249)
   Accounts receivable, less allowance
      for doubtful accounts of $148,166
      and $525,139 at July 31, 1996 and
      October 31, 1995, respectively              2,408,892       5,005,240
   Inventories                                    1,437,552       1,968,089
   Prepaid expenses and other current assets        247,569         255,049
   Deferred income taxes current                     24,000         100,000
                                               ------------    ------------
      Total current assets                     $  3,922,548    $  7,083,129

FIELD SPARE PARTS, net of accumulated
   amortization                                $  2,107,958    $  2,279,490

PROPERTY AND EQUIPMENT, at cost:
   Technical equipment                         $  1,308,415    $  1,413,162
   Office furniture and equipment                   552,930       1,422,293
   Vehicles                                          74,614         154,661
   Leasehold improvements                            78,878         283,121
   Software                                          72,958         112,736
                                               ------------    ------------
                                               $  2,087,795    $  3,385,973

      Less: Accumulated depreciation              1,870,740       2,408,824
                                               ------------    ------------
                                               $    217,055    $    977,149

DEFERRED INCOME TAXES                          $    424,299    $    610,236

OTHER ASSETS:
   Goodwill, net                               $    367,137    $    444,427
   Customer lists, net                              116,802         136,366
   Other assets                                     247,974         232,907
                                               ------------    ------------
                                                    731,913    $    813,700
                                               ------------    ------------
                                               $  7,403,773    $ 11,763,704
                                               ============    ============

                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)     (Unaudited)
                                             July 31,       October 31,
                                               1996            1995
                                            -----------     -----------
CURRENT LIABILITIES:
   Accounts payable                        $  2,241,892    $  3,575,423
   Deferred service revenue                   2,099,986       1,571,226
   Accrued expenses
    Payroll and payroll taxes                   152,151         424,738
    Interest                                    157,585          42,667
    Sales tax payable                           470,189         190,642
    Other                                       208,193         308,129
   Due to Shareholder                           570,000         602,639
   Bank line of credit                        1,799,738       3,782,956
                                           ------------    ------------
   Total current liabilities               $  7,699,734    $ 10,498,420

LONG-TERM DEBT                             $       --      $       --

SUBORDINATED DEBENTURES                    $  1,075,001    $  1,075,001

RESERVE FOR DISCONTINUANCE OF OPERATIONS        179,249       1,172,086

STOCKHOLDERS' INVESTMENT
   Common stock, $ .01 par value;
    authorized 20,000,000 shares;
    issued and outstanding 6,811,575 at
    July 31, 1996 and October 31, 1995     $     68,116    $     68,116

   Additional paid-in capital                 4,916,093       4,916,093
   Accumulated deficit                       (6,534,420)     (5,966,012)
                                           ------------    ------------
    Total stockholders' investment           (1,550,211)   $   (981,803)
                                           ------------    ------------
                                           $  7,403,773    $ 11,763,704
                                           ============    ============

                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months Ended              Nine Months Ended
                                                 July 31,                        July 31,
                                       ----------------------------    ----------------------------
                                           1996            1995            1996            1995
                                           ----            ----            ----            ----
REVENUES FROM CONTINUING OPERATIONS:
   Service revenues                    $  2,864,619    $  3,837,581    $  8,389,045    $ 10,394,133
   Equipment sales                          599,078         628,409       1,754,975       3,371,664
                                       ------------    ------------    ------------    ------------
                                          3,463,697       4,465,990      10,144,020      13,765,797
COSTS AND EXPENSES:
   Service costs                          2,298,021       3,198,886       6,671,228       8,350,554
   Cost of equipment sold                   456,460         501,449       1,357,505       2,461,922
   Selling, general and
    administrative                          893,704         892,691       2,425,886       2,765,049
                                       ------------    ------------    ------------    ------------
   TOTAL OPERATING EXPENSES               3,648,185       4,593,026      10,454,619      13,577,525

OTHER EXPENSE, NET                           92,805          42,091         257,808         119,436

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES             (277,293)       (169,127)       (568,407)         68,836

INCOME TAX PROVISION (CREDIT)                  --           (28,097)           --            62,331
                                       ------------    ------------    ------------    ------------
NET EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS                               (277,293)       (141,030)       (568,407)          6,505
                                       ------------    ------------    ------------    ------------
NET EARNINGS (LOSS) FROM
  DISCONTINUED OPERATIONS                  (329,360)       (425,816)       (992,837)       (773,390)

NET EARNINGS (LOSS)                        (606,653)       (566,846)     (1,561,244)       (766,885)
                                       ============    ============    ============    ============

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
     CONTINUING OPERATIONS             $       (.04)   $       (.02)   $       (.08)   $        .00
     DISCONTINUED OPERATIONS                   (.05)           (.06)           (.15)           (.11)
                                       ------------    ------------    ------------    ------------
     COMBINED                          $       (.09)   $       (.08)   $       (.23)   $       (.11)
                                       ============    ============    ============    ============
EARNINGS PER COMMON SHARE -
  ASSUMING FULL DILUTION:
     CONTINUING OPERATIONS             $       (.04)   $       (.02)   $       (.08)   $        .00
     DISCONTINUED OPERATIONS                   (.05)           (.06)           (.15)           (.11)
                                       ------------    ------------    ------------    ------------
     COMBINED                          $       (.09)   $       (.08)   $       (.23)   $       (.11)
                                       ============    ============    ============    ============

                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months Ended
                                                                  July 31,
                                                             1996           1995
                                                         -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
        Net earnings (loss):
          Continuing operations                          $  (568,407)   $     6,505
          Discontinued operations, including loss
          for nine months ended July 31, 1996 charged
          to reserve for discontinued operations            (992,837)      (773,390)
        Adjustments to reconcile net earnings(loss) to
           net cash provided by operating activities:
        Depreciation & amortization                          788,967      1,311,702
        Decrease in accounts receivable, inventories,
         prepaid expenses, deferred income taxes -
         current, net of accounts payable, accrued
         expenses and sales taxes payable                  1,898,775          4,274
         Increase (decrease) in deferred
           service revenue                                   528,761       (273,351)
                                                         -----------    -----------

        Net cash flow from operating activities          $ 1,655,259    $   275,740
                                                         -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures, including field
         spare parts                                     $  (466,501)      (887,254)
        Fixed assets disposed of in
         discontinued business                               609,159           --
        Acquisition of business                                 --         (394,611)
        Deferred taxes - noncurrent                          185,937
        Investment in intangibles and other assets            81,787           --
                                                         -----------    -----------
               Net cash flow from investing activities   $   410,382    $(1,281,865)
                                                         -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
        Net proceeds (payment) on bank borrowing          (1,983,218)       613,403
        Proceeds (payment) on loans
         from Shareholder (Note 3)                           (32,639)       400,000
        Principal payments on long-term debt                                (12,500)
                                                         -----------    -----------
               Net cash flow from financing activities   $(2,015,857)   $ 1,000,903
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                          $    49,784    $    (5,222)
CASH - beginning of year                                    (245,249)        12,809
                                                         -----------    -----------
CASH - end of period                                     $  (195,465)   $     7,587
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

        In accordance with generally accepted accounting principles, the operating results for all periods presented are for continuing operations and therefore do not include the Registrant's Data Net subsidiary, with the operating results for Data Net for the three months ended July 31, 1995, and for the nine months ended July 31, 1995, having been accordingly restated.

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

        At July 31, 1996 the Registrant had operating loss carryforwards for tax purposes from losses generated by its Intronet Division from the November 1, 1994 date of acquisition. The Registrant had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet, through April 30, 1995. Generally accepted accounting principles procedure(FAS 109) establishes guidelines to be used in valuing deferred tax assets. The Registrant incorporated in the financial statements at July 31, 1996 reserves for the valuation of previously recorded deferred tax assets in the amount of $448,299. As discussed in Note 2, effective March 8, 1996 the Registrant terminated the operations of its Data Net subsidiary and, accordingly, wrote off the portion of its deferred tax assets relating to Data Net. This amount, aggregating $261,937 in current and non-current charges, was written off in March, 1996. The Registrant will continue to assess the value of the deferred tax assets. This assessment will include, but not be limited to, the Registrant's ability to divest itself of non-strategic business units and the ability to project adequate profits to utilize the operating loss carryforward including that portion that has been reserved during the period being reported.

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

        In accordance with generally accepted accounting principles, the Registrant's unaudited financial statements as at and for fiscal period ended October 31, 1995 included a Reserve for Discontinuance of Operations in the amount of approximately $1,172,000, consisting of operating losses incurred subsequent to October 31, 1995, expenses related to the termination of Data Net and the net loss from disposal of assets, less liabilities not assumed, by the Company. The amount of operating losses incurred, loss on net asset disposal and expenses related to the termination of Data Net for the nine months ended July 31, 1996 have been charged to the reserve as at July 31, 1996.

(3)     Registrant's Debt Position

        April 1, 1994 Credit Agreement

        On April 1, 1994, the Registrant executed a Credit Agreement to provide a long-term credit facility. This facility will expire on April 30, 1997 and bears interest at 2% above NCFC's prime lending rate (8.25%) at April 30, 1996, and at 3%, on loans made under the Credit Agreement and the Overadvance Facility, respectively. Proceeds from this credit facility have been utilized to refinance existing credit facilities and provide working capital. This credit facility was amended in November, 1994 to complete the acquisition of the assets of Intronet, Inc. (See
        Note 6) and at other times for various purposes (See Amendments to Credit Agreement). As of July 31, 1996, the availability of funds under this credit facility was limited to the lesser of $2,950,000 or a percentage of eligible accounts receivable and inventory. The Credit Agreement contains restrictive covenants, the more significant of which require maintenance of minimum net working capital, minimum tangible net worth, maximum debt-to-tangible net worth, pretax income and a restriction on capital expenditures and prohibition of dividend payments. As of July 31, 1996 as well as the date of this report, the Registrant was not in compliance with certain of these restrictive covenants due to lower-than-projected earnings for the respective periods.

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

        In October, 1992, Data Net issued an 8% subordinated debenture (the "Lobozzo Debenture") in the face amount of $600,001 to Mr Lobozzo, the proceeds of which were used in the acquisition of the assets which were acquired by Data Net. The Registrant guaranteed the Lobozzo Debenture. The Lobozzo Debenture is convertible into 1,304,350 common shares of the Registrant at $.46 per common share. As part of Amendment No. 2 to the

        NCFC Credit Agreement, in February, 1995 the Lobozzo Debenture was amended and restated to, among other matters, extend its due date to January 31, 1998. As of July 31, 1996, and as of the date of this Form 10-Q, the Restated Lobozzo Debenture remained outstanding and had not been converted. As of July 31, 1996, and as of the date of this Form 10-Q, the Company was in default under the Restated Lobozzo Debenture, including a failure to make certain payments thereunder. Principal payments under the Restated Lobozzo Debenture were due in three annual installments of $200,000, commencing January 31, 1996 subject to meeting bank loan covenants. No payments have been made.


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

        In addition to the loans made by Mr. Lobozzo, specifically, his $400,000 funding of the Overadvance Facility and the Lobozzo Debenture (Note 4), he has also made working capital loans on a regular basis to the Registrant to assist in the purchase of equipment for sale to customers and to meet its trade obligations. For the current fiscal year, these loans have aggregated approximately $146,000 as at July 31, 1996 and $801,000 through September 18, 1996, of which $355,000 plus accrued interest was outstanding at September 18, 1996.

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

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

        Results of Operations

        The net loss from continuing operations for the three months ended July 31, 1996 was $277,293 (8%), or $.04 per share, compared to a net loss from continuing operations of $141,030 (3%), or $.02 per share, for the three months ended July 31, 1995. Operating results for continuing operations for the three months ended July 31, 1996 were negatively impacted by the continued detrimental effects of the Company's cash flow and liquidity problems, non-recurring costs associated with administrative staff turnover plus the restructuring and integration of its Intronet Division purchased in November, 1994. The Intronet Division's net loss for the three months ended July 31, 1996 was $324,888 (77%), compared to a net loss of $249,957 (12%) for the three months ended July 31, 1995.

        The net loss from continuing operations for the nine months ended July 30, 1996 was $568,407 (6%), or $.08 per share, compared to net earnings from continuing operations of $6,505 (0%), or $.00 per share, for the nine months ended July 31, 1995. Operating results for continuing operations for the nine months ended July 31, 1996 were negatively impacted by the continued detrimental effects of the Company's cash flow and liquidity problems, non-recurring costs associated with administrative staff turnover plus the restructuring and integration of its Intronet Division purchased in November, 1994. The Intronet Division's net loss for the nine months ended July 31, 1996 was $794,836 (52%), compared to a net loss of $190,157 (3%) for the nine months ended July 31, 1995.

        As discussed in Notes 2 and 3, on March 8, 1996 the Company terminated operations in its Data Net subsidiary which had commenced operations in November, 1992. In accordance with generally accepted accounting principles, Data Net's operating losses incurred subsequent to October 31, 1995 through March 8, 1996, as well as expenses related to the termination of Data Net and the net loss from disposal of assets, less liabilities not assumed, by the Company, through July 31, 1996 and operating losses for the comparative nine months ended July 31, 1995 have been reported in the income statement under Loss from Discontinued Operations. For the nine months ended July 31, 1996, an aggregate $992,837 or $.15 per share was charged to the reserve, representing Data Net's net loss from operations of $663,477 (29%), or $.10 per share, plus expenses related to the termination of Data Net and the net loss from disposal of assets, less liabilities not assumed, by the Company and a net loss of $773,390 (8%), or $.11 per share, for the nine months ended July 31, 1995

        Operating results for the three and nine months ended July 31, 1995 were negatively impacted by the continued restructuring and integration of its

        Data Net subsidiary purchased in November 1992 and its Intronet division purchased in November 1994.

        As discussed in Note 7, the losses incurred by the Company's Intronet Division have had a material impact upon operating results. The table below provides segment information for the three months ended July 31, 1996 and July 31, 1995, as well as for the nine months ended July 31, 1996 and July 31, 1995 for continuing operations, comprised of Delta CompuTec's core business and the Intronet Division. As set forth in the following table, DCI's core business net earnings of $48,045 (2%) for the three months ended July 31, 1996 were $60,882 lower than the reported net earnings figure for the same period in the prior year. The net earnings of $226,429 (3%) for DCI's core business for the nine months ended July 31, 1996 were $29,767 higher than the reported net earnings figure for the same period in the prior year. Higher interest costs on increased borrowings required because of poor operating results in the Registrant's Data Net subsidiary as well as in the Intronet Division accounted for approximately $41,000 and $176,000 in additional expenses absorbed by DCI's core business segment in the current year's three-month and nine-month interim periods, respectively versus the prior year.

                                    Three Months Ended           Nine Months Ended
                                         July 31,                     July 31,
        DCI                         1996          1995           1996          1995
        ---                         ----          ----           ----          ----
        Service revenues         $2,717,765    $2,406,063     $7,604,388    $7,077,034
        Equipment sales             321,891       (75,537)     1,010,000       439,185
                                -----------   -----------    -----------   -----------
        Total Revenues            3,039,656     2,330,526      8,614,388     7,516,219

        Net profit (loss)            48,045       108,927        226,429       196,662

        Identifiable Assets                                    5,503,546     8,066,456

        Intronet Division

        Service revenues           $146,854    $1,431,518       $784,657    $3,317,099
        Equipment sales             277,187       703,946        744,975     2,932,479
                                -----------   -----------    -----------   -----------
        Total Revenues              424,041    $2,135,464      1,529,632     6,249,578

        Net profit (loss)          (324,888)     (249,957)      (794,836)     (190,157)

        Identifiable Assets                                    1,316,482     2,313,330

        Revenues

        Revenues from continuing operations were $3,463,697 for the three months ended July 31, 1996 compared to $4,465,990 for the three months ended July 31, 1995, a decrease of $1,002,293 and 22%. Service revenues were $2,864,619 compared to $3,837,581 for the three months ended July 31,

        1996 and 1995, respectively, a decrease of $972,962 and 25%. Equipment sales for the three months ended July 31, 1996 were $599,078 compared to $628,409 for the three months ended July 31, 1995, a decrease of $29,331 and 5%. The decline in revenue was the result of the impact of the significant operating losses in Data Net, as well as in the Intronet Division, all of which placed an extensive burden upon the Company's resources and its ability to nurture its existing business base as well as develop new business.

        Revenues from continuing operations were $10,144,020 for the nine months ended July 31, 1996 compared to $13,765,797 for the nine months ended July 31, 1995, a decrease of $3,621,777 and 26%. Service revenues were $8,389,045 compared to $10,394,133 for the nine months ended July 31, 1996 and 1995, respectively, a decrease of $2,005,088 and 19%. Equipment sales for the nine months ended July 31, 1996 were $1,754,975 compared to $3,371,664 for the nine months ended July 31, 1995, a decrease of $1,616,689 and 48%. The decline in revenue was the result of the impact of the significant operating losses in Data Net, as well as in the Intronet division, upon the Company's resources and its ability to nurture its existing business base as well as develop new business.

        Costs and Expenses

        Service costs in continuing operations were $2,298,021 (80%) for the three months ended July 31, 1996 compared with $3,198,886 (83%) for the three months ended July 31, 1995. Service costs as a percentage of service revenue decreased from %83 to 80% due to the benefit from management's cost reduction program, partially offset by the lower-than-expected results in the Intronet Division from lower margins from the impact of fixed expenses upon a lower revenue base plus the impact of cost overruns on a major contract undertaken by the Intronet Division.

        Service costs in continuing operations were $6,671,228 (80%) for the nine months ended July 31, 1996 compared to $8,350,554 (80%) for the nine months ended July 31, 1995.

        Costs of equipment sold in continuing operations were $456,460 (76%) for the three months ended July 31, 1996 compared to $501,449 (80%) for the three months ended July 31, 1995.Costs of equipment sold in continuing operations were $1,357,505 (77%) for the nine months ended July 31, 1996 compared to $2,461,922 (73%) for the nine months ended July 31, 1995. The increase in cost of equipment sold as a percentage of equipment sales from 73% last year to 77% in the current year was due to the detrimental effect of the Company's tight cash flow upon its ability to purchase equipment at competitive prices as well as the impact of contract cost overruns in the Intronet Division.

        Selling, general and administrative expenses in continuing operations were $893,704 (26%) for the three months ended July 31, 1996 compared with $892,691 (20%) for the three months ended July 31, 1995. Selling general and administrative expenses were virtually flat in absolute dollar terms which resulted in a significantly greater burden, as a ratio of sales, when absorbed by a revenue base that declined 22%. This deterioration in the operating ratio of SG&A expenses was primarily due to the sluggish revenue in both the Registrant's primary area of business and that of its Intronet Division which more than offset the benefit from cost reductions instituted by management, plus the impact of non-recurring costs associated with administrative staff turnover.

        Selling, general and administrative expenses in continuing operations were $2,425,886 (24%) for the nine months ended July 31, 1996 compared with $2,765,049 (20%) for the nine months ended July 31, 1995. Selling general and administrative expenses decreased $339,163 or 12% for the nine months ended July 31, 1996 versus 1995 which, when compared to the 26% decline in revenues for the same periods, resulted in an increase in SG&A expenses as a percentage of revenues from 20% to 24%. This deterioration in the operating ratio of SG&A expenses was primarily due to the sluggish revenue in both the Registrant's primary area of business and that of its Intronet Division which more than offset the benefit from cost reductions instituted by management, plus the impact of non-recurring costs associated with administrative staff turnover.

        Other expense was $92,805 (3%) for the three months ended July 31, 1996 compared with $42,091 (1%) for the three months ended July 31, 1995, an increase of $50,714 or 121%. Other expense was $257,808 (3%) for the nine months ended July 31, 1996 compared with $119,436 (1%) for the nine months ended July 31, 1995, an increase of $138,372 or 116%. The increase was due to the rise in bank borrowing and higher interest rates for the respective periods.

        Income tax expense in continuing operations was $0 for the three months ended July 31, 1996 compared with a credit of $28,097 for the three months ended July 31, 1995.

        Income tax expense in continuing operations was $0 for the nine months ended July 31, 1996 compared with a provision of $62,331 for the nine months ended July 31, 1995.

        Liquidity and Capital Resources

        The Company experienced sales growth and significant related working capital requirements as a result of the Intronet acquisition in November, 1994. As discussed in Note 3, the Company executed a Credit Agreement, as amended, the Overadvance Lending Facility and the Forbearance Agreement, as amended, which agreements and facility provided funding for the acquisition of the assets of Intronet, Inc. in November, 1994 and the financing of ongoing working capital requirements. The Credit Agreement expires on April 30, 1997 and bears interest at 2% above NCFC's prime lending rate. Funds provided under the Overadvance Lending Facility bear interest at 3% above NCFC's prime lending rate. At July 31, 1996, the availability of funds under the Credit Agreement was limited to the lesser of $2,950,000 or a percentage of eligible accounts receivable and inventory (Note 3).

        Cash flow from operations for the nine months ended July 31, 1996 was $1,655,259 compared with $275,740 for the nine months ended July 31, 1995, an increase of $1,379,519. This resulted primarily from the net effect of a $794,359 increase in the net loss which was more than offset by an aggregate benefit of $2,173,878 from working capital and deferred service revenue.

        Cash flow from investing activities for the nine months ended July 31, 1996 was $410,382 compared with a cash outlay of $1,281,865 for the nine months ended July 31, 1995, an increase of $1,692,247. This increase was the aggregate net benefit from (1) $420,753 in lower capital spending for spare parts and property, plant and equipment; (2) a $609,159 reduction relating to fixed assets disposed of; (3) $394,611 in Intronet Division acquisition costs incurred in 1995; and (4) $267,724 in lower deferred taxes - noncurrent and intangibles, relating to the write off of these assets as a result of the termination of Data Net's business activities (Note 2).

        Financing activities for the nine months ended July 31, 1996 consumed $2,015,857, a decrease of $3,016,760 from the $1,000,903 funds provided in the nine months ended July 31, 1995. This change resulted from $2,596,621 in higher paydowns on bank borrowing plus $420,139 in additional payments on borrowings from the Company's principal shareholder.

        The net result of the above was a $49,784 increase in cash for the nine months ended July 31, 1996 compared to a $5,222 use of cash for the nine months ended July 31, 1995, an increase of $55,006.

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


Dated:  September 23, 1996                  DELTA COMPUTEC INC.


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