Form 10-Q/A
period 1996-01-31
DELTA COMPUTEC INC
filed 1996-09-25
CIK 779338

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA

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


        Term Sheet dated as of September 9, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated:  September 25, 1996                  DELTA COMPUTEC INC.

                                            By: s/s John DeVito
                                                John DeVito, President

                                            By: s/s Frank J. Donnelly
                                                Frank J. Donnelly
                                                Chief Financial Officer and
                                                Chief Accounting Officer