Form 10-Q
period 1997-01-31
DELTA COMPUTEC INC
filed 1997-03-07
CIK 779338

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ]    No [x]

As of March 5, 1997, there were 18,252,050 common shares outstanding of the Registrant's Common Shares $.01 par value.

                               DELTA COMPUTEC INC.
                                    Form 10-Q
                         Quarter Ended January 31, 1997

                                      INDEX

Part I:  Financial Information                                        Page
                                                                      ----
  Item 1.  Financial Statements

  Consolidated balance sheets at January 31, 1997 and
     October 31, 1996                                                 3-4

  Consolidated statements of operations for the three
     months ended January 31, 1997 and 1996                             5

  Consolidated statement of cash flows for the three months
     January 31, 1997 and 1996                                          6

  Notes to consolidated financial statements                         7-12

  Item 1.  Management's Discussion and Analysis of Operations and
           Financial Condition                                      13-15

Part II:  Other Information

  Item 2.  Changes in Securities                                       16

  Item 3.  Defaults Upon Senior Securities                             17

  Item 5.  Other Information                                           18

  Item 6.  Exhibits and Reports on Form 8-K                            19

  Signatures                                                           20

  Calculation of Earnings Per Share                                    21

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     (Unaudited)     (Unaudited)
                                                     January 31,     October 31,
                                                        1997            1996
                                                     -----------     -----------
CURRENT ASSETS:
  Cash                                                $      -        $      -
  Accounts receivable, less allowance
     for doubtful accounts of $337,683
     and $337,721 at January 31, 1997
     and October 31, 1996, respectively                1,932,412       2,824,054
  Inventories                                          1,557,842       1,472,766
  Prepaid expenses and other current assets              305,181         582,818
                                                      ----------      ----------
    Total current assets                              $3,795,435      $4,879,638

FIELD SPARE PARTS, net of accumulated
  amortization                                        $2,147,222      $2,034,266

PROPERTY AND EQUIPMENT, at cost:
  Technical equipment                                 $1,267,709      $1,267,709
  Office furniture and equipment                         585,916         580,182
  Vehicles                                                74,614          74,614
  Leasehold improvements                                  78,531          70,172
  Software                                                15,350             -
                                                      ----------      ----------
                                                      $2,022,120      $1,992,677

  Less: Accumulated depreciation                       1,819,880       1,791,527
                                                      ----------      ----------
                                                      $  202,240      $  201,150

DEFERRED INCOME TAXES                                 $  150,000      $  150,000

OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $397,431 and $388,593 at January 31, 1997
    and October 31, 1996, respectively                $  197,600      $  206,438
  Customer lists, less accumulated amortization
    of $256,251 and $253,730 at January 31, 1997
    and October 31, 1996, respectively                       -             2,588
  Other assets                                           314,898         232,464
                                                      ----------      ----------
                                                         512,498      $  441,490
                                                      ----------      ----------
                                                      $6,807,395      $7,706,544
                                                      ==========      ==========

                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                  (Unaudited)      (Unaudited)
                                                  January 31,      October 31,
                                                     1997             1996
                                                  -----------      -----------
CURRENT LIABILITIES:
  Accounts payable                                $ 2,181,146      $ 2,727,803
  Deferred service revenue                          1,788,914        2,131,491
  Accrued expenses
     Payroll and payroll taxes                        237,198          221,573
     Interest                                         107,409          136,895
     Sales tax payable                                468,861          513,806
  Other                                               286,767          308,929
  Short-term debt                                   2,655,461        2,682,141
                                                  -----------      -----------
  Total current liabilities                       $ 7,725,756      $ 8,722,638

LONG-TERM DEBT                                    $   750,000      $   750,000

SUBORDINATED DEBENTURES                           $   600,001      $   675,001

RESERVE FOR DISCONTINUANCE OF OPERATIONS               (5,481)          (5,481)

STOCKHOLDERS' INVESTMENT
  Common stock, $ .01 par value;
     authorized 20,000,000 shares;
     issued and outstanding 6,811,575
     at January 31, 1997 and October 31, 1996     $    68,116      $    68,116
  Additional paid-in capital                        4,916,093        4,916,093
  Accumulated deficit, beginning                   (7,419,823)      (7,589,330)
  Net Income (Loss), Current Period                   172,733          169,507
                                                  -----------      -----------
  Total stockholders' investment                   (2,262,881)      (2,435,614)
                                                  -----------      -----------
                                                  $ 6,807,395      $ 7,706,544
                                                  ===========      ===========

               See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended
                                                       January 31,
                                              -----------------------------
                                                  1997              1996
                                              -----------       -----------
    REVENUES FROM CONTINUING OPERATIONS:
      Service revenues                        $ 3,470,932       $ 2,273,553
      Equipment sales                             102,634           214,032
                                              -----------       -----------
                                              $ 3,573,566       $ 2,487,585
    COSTS AND EXPENSES:
      Service costs                           $ 2,331,443       $ 1,828,202
      Cost of equipment sold                       81,196           156,450
      Selling, general and administrative         913,888           476,280
                                              -----------       -----------
    TOTAL OPERATING EXPENSES                  $ 3,326,527       $ 2,460,932

    OTHER INCOME (EXPENSE), NET               $     3,069       $   (78,111)
                                              -----------       -----------

    EARNINGS(LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES          $   250,108       $   (51,458)

    INCOME TAXES                              $        -        $        -
                                              -----------       -----------

    NET EARNINGS(LOSS) FROM CONTINUING
      OPERATIONS                              $   250,108       $   (51,458)
                                              -----------       -----------

    NET LOSSES FROM
      DISCONTINUED OPERATIONS                     (77,375)         (549,404)
                                              -----------       -----------
    NET EARNINGS (LOSS)                       $   172,733       $  (600,862)
                                              ===========       ===========
    EARNINGS PER COMMON AND
      COMMON EQUIVALENT SHARE:
        CONTINUING OPERATIONS                 $       .04       $      (.01)
         DISCONTINUED OPERATIONS                     (.01)             (.08)
                                              -----------       -----------
         COMBINED                             $       .03       $      (.09)
                                              ===========       ===========

                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                          January 31,
                                                    -----------------------
                                                       1997          1996
                                                    ---------     ---------
   CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings(loss)                                 172,733      (600,862)
   Adjustments to reconcile net earnings/(loss)
    to net cash provided/(used) by operating
    activities:
      Depreciation & amortization                      28,353       320,439
      Accounts receivable                             891,642        82,933
      Inventories                                    (216,253)      235,292
      Prepaid and other current assets                322,407           174
      Accounts payable                               (546,657)      (86,078)
      Accrued expenses                                (36,023)      107,235
      Sales taxes payable                             (44,945)      206,414
      Deferred service revenue                       (342,577)      270,101
                                                    ---------     ---------
      Net cash flow from operating activities       $ 228,680     $ 535,648
                                                    ---------     ---------
   CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures, including field
       spare parts                                    (55,992)     (172,125)
      Investment in intangibles and other assets      (71,008)       23,310
                                                    ---------     ---------
      Net cash flow from investing activities       $(127,000)    $(148,815)
                                                    ---------     ---------
   CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from (payment on) short-term debt    $ (26,680)    $ 146,093
      Net proceeds (payment) on bank loan                   -      (557,510)
      (Payment) on subordinated debenture             (75,000)           (-)
                                                    ---------     ---------
      Net cash flow from financing activities       $(101,680)    $(411,417)
                                                    ---------     ---------
   NET INCREASE (DECREASE) IN CASH                  $       -     $ (24,584)
                                                                  ---------
   CASH - beginning of year                         $       -      (245,249)
   CASH - end of period                             $       -     $(269,833)
                                                    =========     =========

                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

    Description of Business

    Delta Computec Inc. ("the Registrant" or "the Company") provides a wide array of Data Communication and LAN/WAN products consulting and services as well as multi-vendor maintenance services for computer systems and peripheral equipment. Effective March 8, 1996, the operations of the Registrant's wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net"), were discontinued. As mentioned above, Data Net discontinued operations effective March 8, 1996 and consequently had no financial transactions during the three months ended January 31, 1997. Data Net's net loss of $356,207 (20%) is included in the income statement for the three months ended January 31, 1996 in losses from discontinued operations.

    Management of the Registrant decided in the fourth quarter of Fiscal 1996 to close the Intronet Division in Waltham, Massachusetts, the division's staff was downsized to one employee by the end of Fiscal 1996 and termination of the division's operation was completed in the first quarter of Fiscal 1997. Management has refocused the Registrant's efforts on its core business of providing Integrated Technology Solutions for computer systems, network environments and telecommunication systems.

    In November, 1994, the Company completed the acquisition of certain of the assets, and the assumption of certain of the liabilities (the "Intronet Acquisition"), of Intronet, Inc. ("Intronet, Inc."), which assets formed the basis of the Company's Intronet Division ("Intronet" or "Intronet Division"). Following the Intronet Acquisition, the Company operated from the former Intronet, Inc. office in Waltham, Massachusetts. Until August, 1996, the Intronet Division's primary focus had been the design, installation and support of advanced computer networks in such specialty markets as large campuses and industrial facilities which require network hubbing integrated with fiber and copper cabling.

    Because of the significant losses in the Intronet business, in the fall of 1995 the Company reduced the size of the operating staff of the Intronet Division. As a result of continuing losses, management subsequently decided, in the fourth quarter of Fiscal 1996, to close the Intronet Division. The Intronet Division's staff was downsized to one employee by the end of Fiscal 1996, and termination of the Intronet Division's operation was completed in the first quarter of Fiscal 1997. Effective September 1, 1996, the Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business. Intronet's losses of $77,375 (105%) for the three months ended January 31, 1997 and $193,197 (33%) for the three months ended January 31, 1996 are included in the income statement in losses from discontinued operations for those respective periods. Management has refocused the Registrant's efforts on its core business of providing Integrated Technology Solutions for computer systems, network environments and telecommunication systems.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Basis of Presentation

    The accompanying consolidated financial statements have been prepared assuming the Registrant will continue as a going concern. The Registrant incurred operating losses in fiscal 1994, 1995 and 1996. As previously reported by the Registrant in a Current Form 8-K dated March 21, 1996, the Registrant's Data Net subsidiary terminated its business operations and ceased operations due to economic conditions in its industry.

    As reported above (See "Description of Business"), in the fourth quarter of Fiscal 1996, the Registrant decided to close the Intronet Division. Effective September 1, 1996, the Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business. Termination of the division's operation was completed in the first quarter of Fiscal 1997.

    The operating results for continuing operations for the three months ended January 31, 1997 and for the three months ended January 31, 1996 are for the Company's core business and do not include the Registrant's Data Net subsidiary or its Intronet Division. The net losses in Data Net (for the three months ended January 31, 1996 only) and Intronet are included in the income statement in losses from discontinued operations for those respective periods.

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

    Inventories

    Inventories represent computer equipment, peripherals and consumable parts held for resale in the normal course of business. These inventories are recorded at the lower of cost(first-in, first-out) or market.

    Field Spare Parts

    Field spare parts are stated at cost and are amortized using the straight-line method over an estimated useful life of 5 years, beginning in the year after acquisition.

    Goodwill

    Goodwill, representing the excess of the cost of acquired businesses over the fair value of net assets acquired, is generally amortized on a straight-line basis over periods ranging from ten to twenty years. The Company assesses impairment of such assets by reviewing on an ongoing basis the operating performance of the underlying business or customer relationships.

    Customer Lists

    Customer lists, representing the fair market value of customer lists for businesses acquired, are generally amortized on a straight-line basis over periods ranging from ten to twenty years. The Company assesses impairment of such assets by reviewing on an ongoing basis the operating performance of the underlying business or customer relationships.

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

    Income Taxes

    Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Company's consolidated financial statements or tax returns.

    Earnings Per Share

    Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options and warrants using the Treasury Stock Method.

(2) Registrant's Debt Position

    Long-term debt consists of the following at January 31, 1997 and October 31, 1996, respectively:

                                                            1/31/97   10/31/96
                                                            -------   --------
      Note payable to bank, due in full on October 10,
      2001 with interest payable monthly at prime plus
      1.0%, collateralized by field spare parts inventory
      ("the term loan")                                     750,000    750,000
                                                           --------   --------
         Total Long-term Debt                              $750,000   $750,000
                                                           ========   ========

    Throughout Fiscal 1996, the Company was in default on certain provisions and covenants of its long-term credit facility with its then primary lending institution National Canada Finance Corp. ("NCFC"). After extensive discussion and negotiation, the lending relationship was restructured on October 10, 1996, when a portion of the long-term credit facility, equivalent to $1,544,661, was purchased by the Company's principal shareholder, Joseph M. Lobozzo II ("Lobozzo") and the balance of $750,000 was restructured as the term loan described above. The terms of the Lobozzo Loan, as amended, provide that: (1) the maximum loan amount is $2,550,000;
    (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be initially equal to 105% of the eligible receivables and shall be reduced at an agreed-upon rate; (4) certain financial covenant obligations with which the Company was in default were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral with the pledged field spare parts being subordinated to the prior pledge to NCFC; and (6) payment is due on April 30, 1997. As a result of this transaction, that portion of the Company's borrowings as at October 10, 1996 which were restructured under the Term Loan is reported as long-term debt in the accompanying October 31, 1996 balance sheet. The remaining amounts are included in short-term debt. As of January 31, 1997 there was $2,180,461 outstanding under the shareholder loan, which balance included advances totaling $633,600 ("Overline Advances") received from Lobozzo prior to the NCFC Restructuring. In addition, as of October 31, 1996 and January 31, 1997, the Company was obligated to Lobozzo in the principal amount of $400,000 as a result of a May, 1995 Lobozzo Commitment to provide additional financing to the Company. In connection with the Lobozzo Commitment, the Company issued a May, 1995 Option Agreement entitling Lobozzo to purchase 11,440,475 shares of the Company's common shares. Subsequent to January 31, 1997, the option, as amended and restated, was exercised in full by Lobozzo and his spouse and 11,440,475 common shares were issued.

    The agreement underlying the Term Loan requires the Company to maintain a ratio of field spare parts inventory to outstanding indebtedness of at least
    2.5 to 1. Lobozzo has pledged 480,000 of his shares of the Company's common shares as additional collateral. Agreements have been made to provide NCFC with additional equity in the Company (up to 17.5% of the Company's issued and outstanding common shares) under certain circumstances. As described in
    Item 2, in February, 1997, the shareholder transferred half of this debt obligation to Joanne Lobozzo, his wife.

    Subordinated Debentures

    In November, 1992, the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due October 31, 1997 to the sellers ("the Sellers") of the assets acquired by Data Net on November 1, 1992. On October 31, 1996 the Seller agreed to sell the entire principal balance of the debenture, together with accrued interest of $55,384, to the Company for $75,000. This transaction, which resulted in a $455,384 gain on extinguishment of debt, is reflected in the Fiscal 1996 operating results as an extraordinary gain.

    The Company also has guaranteed an 8% subordinated debenture of Data Net in the face amount of $600,001 to Lobozzo (the "Lobozzo Debenture"). This Lobozzo debenture is due in annual installments of $200,000 commencing January 31, 1996 and was issued in connection with an option agreement entitling the shareholder to purchase 1,304,350 shares of the Company's common shares. Lobozzo has waived the $200,000 payment due in Fiscal 1996.

    Subsequent to January 31, 1997, Lobozzo transferred to his spouse half of the Lobozzo Loan (as then outstanding), the Overline Advances, the Lobozzo Debenture and the Lobozzo Commitment.


(3) Other Matters

    The Company suffered significant losses for the 1995 Fiscal Year ended October 31, 1995. As noted elsewhere in this Form 10 Q Quarterly Report, the Company's subsidiary, Data Net, terminated its business operations in March 1996, and, in the fourth quarter of Fiscal 1996, management decided to terminate the operations of its Intronet Division. The actions of the Company were taken as a part of management's plan to refocus the Company's efforts on its core business of providing integrated technology solutions for computer systems, network environments and telecommunication systems. The Company has not yet issued audited financial statements either for Fiscal 1995 or Fiscal 1996, but management expects that those audited statements will be available by the end of April 1997. The unaudited financial statements for the 1996 Fiscal Year as set forth in this Form 10-Q Quarterly Report indicate that the significant losses of the 1995 Fiscal Year have abated. The unaudited financial statements for the first quarter of Fiscal 1997 show continued improvement in the Company's financial position. These figures are not a guarantee that the improved financial position can continue into the future.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

The Company's net income from continuing operations for the three months ended January 31, 1997 was $250,108 (7%), or $.04 per share, compared to a net loss from continuing operations of $51,458 (2%), or $.01 per share, for the three months ended January 31, 1996. The improvement of $301,566 reflected the earnings benefit from a new project started in October, 1996 plus a growth in the Company's core business as management was able to refocus its energies and concentrate on developing its continuing business.

As discussed in Note 1, on March 8, 1996 the Company terminated operations in its Data Net subsidiary which had commenced operations in November, 1992. Data Net incurred a net loss of $356,207 (20%), or $.05 per share, for the quarter ended January 31, 1996 which is reported in the income statement under Loss from Discontinued Operations.

As discussed in Note 1, in the fourth quarter of Fiscal 1996, the Registrant decided to close its Intronet Division. Termination of the Intronet Division's operation was completed in the first quarter of Fiscal 1997. Intronet's losses of $77,375 (105%) for the three months ended January 31, 1997 and $193,197 (33%) for the three months ended January 31, 1996 are included in the income statement in losses from discontinued operations for those respective periods.

Revenues

Revenues from continuing operations were $3,573,566 for the three months ended January 31, 1997, compared to $2,487,585 for the three months ended January 31, 1996, an increase of $1,085,981 and 44%. Service revenues for the three months ended January 31, 1997 were $3,470,932, compared to $2,273,553 for the three months ended January 31, 1996, an increase of $1,197,379 and 53%. The increase in service revenue reflects the revenue derived in the first quarter of fiscal 1997 from a contract with a major municipality, which contract had been signed just prior to the beginning of the current fiscal year, as well as a resurgence in business with the Company's existing customers. Equipment sales for the three months ended January 31, 1997 were $102,634, compared to $214,032 for the three months ended January 31, 1996, a decrease of $111,398 and 52%. The decline in equipment sales reflects the Registrant's emphasis on its core service maintenance and installation business.

Costs and Expenses

Service costs in continuing operations were $2,331,443 (67%) for the three months ended January 31, 1997, compared to $1,828,202 (80%) for the three months ended January 31, 1996. Service costs as a percentage of service revenue decreased from 80% for the three months ended January 31, 1996 to 67% for the three months ended January 31, 1997 due to the stronger revenue performance in the Company's core business in the first quarter of fiscal 1997 without a commensurate increase in direct expenses.

Cost of equipment sold in continuing operations was $81,196 (79%) for the three months ended January 31, 1997, compared with $156,450 (73%) for the three months ended January 31, 1996. The increase in cost of equipment sold as a percentage of equipment sales from 73% for the three months ended January 31, 1996 to 79% for the three months ended January 31, 1997 was due to the detrimental effect of the Company's tight cash flow upon its ability to purchase equipment at competitive prices.

Selling, general and administrative expenses in continuing operations were $913,888 (26%) for the three months ended January 31, 1997, compared with $476,280 (19%) for the three months ended January 31, 1996, an increase of $437,608 or 92%, as compared to the 53% rise in service revenue for the same periods. The increase in SG&A costs was primarily due to additional personnel and associated costs as well as increased recruitment fees for requisite hiring in connection with new business as well as replacement hires.

Total operating expenses in continuing operations were $3,326,527 (93%) for the three months ended January 31, 1997, compared with $2,460,932 (99%) for the three months ended January 31, 1996, an increase of $865,595 or 35%.

Other income was $3,069 for the three months ended January 31, 1997, compared with other expenses of $78,111 (3%) for the three months ended January 31, 1996, an improvement of $81,180. The increase was due to income realized on settlement of trade debt obligations.

Income from continuing operations was $250,108 (7%) for the three months ended January 31, 1997, compared with a loss from continuing operations of $51,458 (2%) for the three months ended January 31, 1996, an improvement of $301,566.

Income tax expense was $0 for the three months ended January 31, 1997 and the three months ended January 31, 1996. The Company has recorded a deferred tax asset of approximately $2,002,000 reflecting the benefit of $5,880,016 in loss carryforwards, which expire in varying amounts between 2001 and 2010. Realization of this and other deferred assets is dependent upon generating sufficient taxable income in future periods. Management believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset.

Liquidity and Capital Resources

The Company experienced significant operating losses as a result of both the Data Net acquisition in November, 1992 and the Intronet acquisition in November, 1994. These operating losses incurred by the Company's Data Net subsidiary and its Intronet Division have had a material, adverse effect on the Company's liquidity and hampered its ability during Fiscal 1995 and Fiscal 1996 to develop its core business. As discussed in Note 3 to the Financial Statements ("Other Matters"), the significant losses incurred by the Company in Fiscal 1995 have abated, and the Company has demonstrated a continued improvement in the first quarter of Fiscal 1997. There is no guarantee that the improvement in the Company's operating performance will continue into the future.

Cash flow from operations for the three months ended January 31, 1997 was $228,680, compared with $535,648 for the three months ended January 31, 1996, a decrease in sources of cash of $306,968 and 57%. This resulted primarily from a $612,678 decline in deferred service revenue, an aggregate $175,799 (32%) decrease in funds from other sources of working capital and a $292,085 (91%) decrease in non-cash charges from depreciation and amortization, offset in part by a $773,595 increase in net income.

Cash used in investing activities for the three months ended January 31, 1997 was $127,000, compared with $148,815 for the three months ended January 31, 1996, a decrease in uses of cash of $21,815 and 15%. Capital expenditures for spare parts and property, plant and equipment were $55,992 for the three months ended January 31, 1997 compared with $172,125 for the three months ended January 31, 1996, a decrease in uses of cash of $116,133 and 68%. Investment in Long-Term Assets used $71,008 in funds, an increase of $94,318 compared to $23,310 in funds provided in the prior year's fiscal period.

Cash used in financing activities for the three months ended January 31, 1997 was $101,680, compared with $411,417 for the three months ended January 31, 1996, a decrease in uses of cash of $309,737 and 75%. This essentially reflects the $75,000 payment in the first quarter of fiscal 1997 on a repurchase of certain subordinated debt, a reduction of payments on bank debt as a result of the conversion of the Registrant's prior debt to its then commercial lender into a term loan in the fourth quarter of Fiscal 1996 as part of the restructuring of its debt, offset in part by payments on short-term debt.

The net result of the above was a $0 use of cash for the three months ended January 31, 1997, compared to a $24,584 use of cash for the three months ended January 31, 1996.

                              DELTA COMPUTEC, INC.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities.

     As reported in a Form 8-K Current Report filed February 24, 1997, in December, 1996, Joseph M. Lobozzo II ("Joseph Lobozzo"), a director, officer, principal shareholder and control person of the Registrant, Delta Computec Inc. ("Registrant"), gifted a portion of his common shareholdings in the Registrant to his adult children (an aggregate of 600,000 common shares), sold a portion of his common shareholdings in the Registrant to certain business associates and others (an aggregate of 750,000 common shares) and gifted 74,875 common shares to his spouse, Joanne M. Lobozzo ("Joanne Lobozzo"). During January and February, 1997, Joseph Lobozzo also transferred to Joanne Lobozzo, approximately half of his interest in certain debt obligations of the Registrant to him, and approximately half of the stock options which had been issued to him by the Registrant from time to time. In February, 1997, Joseph Lobozzo and Joanne Lobozzo exercised a Second Amended and Restated May 1995 Stock Option Agreement (the "May 1995 Option Agreement") and received, for the payment of an aggregate of $10.00, respectively 5,720,238 and 5,720,237 common shares of the Registrant. As a result of the exercise of the May, 1995 Option Agreement, the Registrant considers, in view of her other holdings of securities of the Registrant as detailed below, that Joanne Lobozzo has become a control person of the Registrant.

     As a result of the exercise of the May 1995 Option Agreement, the number of issued and outstanding common shares of the Registrant increased from 6,811,575 common shares to 18,252,050 common shares.

     Following the above-referenced transfers, Joseph Lobozzo held the following securities of the Registrant: (a) 6,730,113 common shares, of which 480,000 common shares are pledged to National Canada Finance Corp. ("NCFC"), the Registrant's former commercial lender, and 435,000 are owned by JML Optical Industries, Inc. ("JML"), of which Joseph Lobozzo is the chairman, a director and principal shareholder; (b) a Second Amended and Restated October 1992 Stock Option Agreement to purchase 652,175 common shares; (c) a Second Amended and Restated 8% Subordinated Debenture due January 31, 1998, in the principal amount of $300,000.50; (d) a portion of the Lobozzo Commitment in the face amount of $200,000; (e) 1996 Additional Lobozzo Advances in the amount of $316,800; (f) a portion of the Lobozzo Loan which was established pursuant to the Second Amended and Restated October 1996 Credit Agreement (the "October 1996 Credit Agreement") of up to $1,275,000, which, as at February 28, 1997, amounted to approximately $1,196,000; and (g) half of the "Overbase Loans" as they may exist from time to time, consisting of the amount of Loans permitted under the October 1996 Credit Agreement which exceed by an amount of at least $300,000 over the amount which would otherwise be permitted by the Borrowing Base (as those capitalized terms are defined in the October 1996 Credit Agreement). As at February 28, 1997, such Overbase Loans, included in the

Lobozzo Loan figure in subparagraph (f) above, attributable to Joseph Lobozzo, were approximately $12,000.

     Following the above-referenced transfers, Joanne Lobozzo held the following securities of the Registrant: (a) 5,815,112 common shares; (b) a Second Amended and Restated October 1992 Stock Option Agreement to purchase 652,175 common shares; (c) a Second Amended and Restated 8% Subordinated Debenture due January 31, 1998, in the principal amount of $300,000.50; (d) a portion of the Lobozzo Commitment in the face amount of $200,000; (e) 1996 Additional Lobozzo Advances in the amount of $316,800; (f) a portion of the Lobozzo Loan which was established pursuant to the October 1996 Credit Agreement of up to $1,275,000, which, as at February 28, 1997, amounted to approximately $1,196,000; and (g) half of the "Overbase Loans" as they may exist from time to time. As at February 28, 1997, such Overbase Loans, included in the Lobozzo Loan figure in subparagraph (f) above, attributable to Joanne Lobozzo, were approximately $12,000. Joanne Lobozzo has also agreed with Joseph Lobozzo to fulfill half of Joseph Lobozzo's obligations under the various debt obligations and with regard to Joseph Lobozzo's obligations to NCFC pursuant to a Pledge Security Agreement dated October 10, 1996, to provide NCFC, under certain circumstances, if there is a default under the $750,000 term loan from the Registrant to NCFC, with securities which, when added to the 480,000 common shares which Joseph Lobozzo has pledged to NCFC, would entitle NCFC to up to 17.5% of the issued and outstanding common shares of the Registrant.

     None of the security holdings of Joseph Lobozzo or Joanne Lobozzo as set forth above include the 900,000 common shares held by their three adult children (300,000 common shares each) as to which Joseph Lobozzo and Joanne Lobozzo disclaim any control or beneficial interest.

     The October 1996 Credit Agreement has been amended four times since its execution to provide, in part, that the maturity date thereof has been extended to April 30, 1997, and to provide for a reducing factor for Eligible Receivables (as that term is defined in the October 1996 Credit Agreement) from 105% (for the month of October 1996) to 97.5% for April, 1997. The amount previously permitted by NCFC under its credit agreement with the Registrant was 80%. The amount of interest rate under the October 1996 Credit Agreement is less than the interest rate charged by NCFC and, subsequent to the execution of the October 1996 Credit Agreement, the interest rates on other debt obligations of the Registrant to Joseph Lobozzo and Joanne Lobozzo have been reduced to match the interest rate charged under the October 1996 Credit Agreement (except for the 8% Subordinated Debenture which was already at a lower interest rate).

Item 3. Defaults Upon Senior Securities.

     See Note 2 to the accompanying unaudited financial statements.

Item 5. Other Information.

     As is reflected in this Form 10-Q Quarterly Report, Quarterly Reports for the fiscal year ended October 31, 1996 ("Fiscal 1996"), and Form 8-K Current Reports for May, 1995, June, 1995, March, 1996, October, 1996, November, 1996 and February 24, 1997 (collectively, the "8-K Reports"), the Registrant has undergone a major transformation. The Registrant has downsized operations and divested an unprofitable, wholly-owned subsidiary, Delta Data Net, Inc. ["Data Net"]. Data Net terminated its business operations and surrendered its assets to NCFC in March, 1996, pursuant to the NCFC Credit Agreement. The Registrant also closed a division. Management of the Registrant decided in the fourth quarter of Fiscal 1996 to close the Intronet Division in Waltham, Massachusetts, the Intronet Division's staff was downsized to one employee by the end of Fiscal 1996 and termination of the Intronet Division's operation was completed in the first quarter of Fiscal 1997. Management has refocused the Registrant's efforts on its core business of providing Integrated Technology Solutions for computer systems, network environments and telecommunication systems.

     The Registrant no longer distributes computer hardware through Data Net, manufactures custom computer cables for resale or installs data related premise wiring through the former Intronet Division.

     The Registrant does provide highly technical specialized computer/ telecommunication services that include: consulting services ranging from systems administration to software development and integration; network services, including design, installation administration and management; hardware maintenance; Help Desk support; connectivity services (PDS, Telco circuit procurement and custom cables); product procurement services; and project management.

     Many of the Registrant's customers have not only remained loyal to the Registrant through the difficult transition period, but some customers have expanded the amount of services which the Registrant provides to them.

     Management has announced that two recent contract awards have occurred which exemplify the Registrant's progress and, as a result, management is of the opinion that the Registrant is in a much improved position going forward. The two contracts are as follows:

          - The Registrant has been awarded a five-phase system integration project from the Town of Fairfield, Connecticut. The installation phase of this project is expected to be completed in mid-March, 1997. The project includes premises distribution wiring, installation of 121 Desktop Client Work Stations, installation of network equipment, installation of file servers and a Network Maintenance Station and installation of network printers. Upon completion of the installation phase, the Registrant will also provide maintenance services and Help Desk support for all equipment installed. The total project revenue is expected to be approximately $1,000,000.

          - A major, multi-location financial services firm has awarded the Registrant a contract for hardware maintenance and software support of a 1,300 Work Station/10 related File Server and Printer environment. The Registrant will assign 12 persons to the site to provide a continuum of services, hardware maintenance, software support, Help Desk services, installation and upgrades. The total project revenue is expected to be in excess of $1,000,000. The Registrant also expects to provide project support to this client for inventory asset management with bar coding and software control.

As was noted in a Form 8-K Current Report dated November 22, 1996, as of October 31, 1996, the Registrant signed a letter agreement, and later completed the transaction contemplated by the letter agreement, whereby, an 8% Subordinated Debenture of the Registrant and Data Net in the face amount of $475,000, due October 31, 1997 (the "Debenture"), was purchased by the Registrant from the holders of the Debenture for $75,000, which amount included all principal and interest due on the Debenture. The Debenture was issued in 1992 to the two corporations as part of a transaction whereby Data Net purchased from those corporations certain of their assets. The parent of those two corporations, Rexel, Inc. (formerly Willcox & Gibbs, Inc.), holds $1,000,000 common shares of the Registrant. The Registrant and Data Net were, at the time of purchase of the Debenture, in default under the Debenture in the amount of $55,384. The purchase of the Debenture resulted in an extraordinary gain to the Registrant of $455,384, which amount was recorded in Fiscal 1996 and is included in the Registrant's consolidated balance sheet as an offset of a portion of the Registrant's consolidated net loss for Fiscal 1996. The funds for the purchase of the Debenture were made available as a result of a portion of the financing provided to the Registrant by Lobozzo.

Item 6. Exhibits and reports on Form 8-K.

     (a) Exhibit 11 - Statement regarding computation of earnings per share.

     (b) Reports on Form 8-K which were filed during the quarter for which this Form 10-Q Quarterly Report is filed are as follows:

          November 24, 1996, Item 5, Other Information. No financial statements were filed.

Subsequent to the close of the fiscal quarter for which this Form 10-Q Quarterly Report is filed, the Registrant filed another Form 8-K Current Report as follows:

February 24, 1997, Item 1, Change of Control of the Registrant and Item 5, Other Information. No financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated:  March 7, 1997                  DELTA COMPUTEC INC.

                                       By: /s/ John DeVito
                                           John DeVito, President

                                       By: /s/ Frank J. Donnelly
                                           Frank J. Donnelly
                                           Chief Financial Officer and
                                           Principal Accounting Officer