Form 10-Q
period 1997-04-30
DELTA COMPUTEC INC
filed 1997-06-19
CIK 779338

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to

                          Commission File No. 0-14733

                           -------------------------

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

                          -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]    No [x]

As of June 16, 1997, there were 18,252,050 common shares outstanding of the Registrant's Common Shares $.01 par value.

Index to Exhibits is located on page 24.

                               DELTA COMPUTEC INC.

                                    Form 10-Q
                          Quarter Ended April 30, 1997

                                      INDEX

Part I:  Financial Information                                            Page

   Item 1.  Financial Statements

   Consolidated balance sheets at April 30, 1997 and
       October 31, 1996                                                   3-4

   Consolidated statements of operations for the three
       months ended April 30, 1997 and 1996 and the six
       months ended April 30, 1997 and 1996                                 5

   Consolidated statement of cash flows for the six months
       ended April 30, 1997 and 1996                                         6

   Notes to consolidated financial statements                             7-12

   Item 2.  Management's Discussion and Analysis of Operations
            and Financial Condition                                      13-17

Part II:   Other Information

                  Item 1.   Legal Proceedings                               18

                  Item 2.   Changes in Securities                        19-21

                  Item 3.   Defaults Upon Senior Securities                 21

                  Item 6.   Exhibits and Reports on Form 8-K                22

                  Signatures                                                23

                  Index to Exhibits                                         24

                  Calculation of Earnings Per Share                         25

                  Amendment Number 5 to Amended and Restated Credit
                    Agreement and Other Agreements                       26-28

                  Amendment Number 6 to Amended and Restated Credit
                    Agreement and Other Agreements                       29-32

                             DELTA COMPUTEC INC.

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                     (Unaudited)         (Unaudited)
                                                                                       April 30,         October 31,
                                                                                          1997                  1996
                                                                                          ----                  ----

Current Assets:

  Cash                                                                                $(174,769)          $   50,891
  Accounts receivable, less allowance for doubtful accounts
    of $130,264 and $263,808 at April 30, 1997 and October 31,
  1996, respectively                                                                   2,017,551           2,634,039
  Inventories                                                                            977,693             816,939
  Prepaid expenses and other current assets                                              133,094             442,549
                                                                                         -------             -------
     Total current assets                                                              2,953,569           3,944,418

Field Spare Parts, net of accumulated amortization                                     2,734,445           2,546,133

Property And Equipment, at cost:

  Technical equipment                                                                    131,893             131,848
  Office furniture and equipment                                                         228,664             260,784
  Vehicles                                                                                74,614              74,614
  Leasehold improvements                                                                  69,781              60,072
  Software                                                                                54,793                   -
                                                                                          ------             -------
                                                                                         559,745             527,318

Less: Accumulated depreciation                                                          (329,536)           (291,751)
                                                                                         -------             -------
                                                                                         230,209             235,567

Deferred Income Taxes                                                                    150,000             150,000

Other Assets:

 Goodwill, less accumulated amortization of $310,111 and
   $286,256 at April 30, 1997 and October 31, 1996, respectively                         166,982             190,837
 Customer lists, less accumulated amortization of $94,000 and
   $90,500 at April 30, 1997 and October 31, 1996, respectively                            3,500               7,000

 Other                                                                                   127,145              97,431
                                                                                         -------             -------
                                                                                         297,627             295,268

    Total Assets                                                                      $6,365,850          $7,171,386
                                                                                       =========           =========




                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS EQUITY


                                                                                     (Unaudited)         (Unaudited)
                                                                                       April 30,         October 31,
                                                                                          1997                  1996
                                                                                          ----                  ----

Current Liabilities:

  Accounts payable                                                                    $1,972,841          $2,526,884
  Short-term debt payable to shareholders                                              2,515,461           2,655,461
  Deferred service revenue                                                             1,800,053           2,131,491
  Accrued expenses
    Reserve for discontinuance of subsidiary                                              15,866             102,375
    Payroll and payroll taxes                                                            388,388             176,959
    Interest                                                                              34,692              96,563
    Sales tax payable                                                                    371,787             499,782
    Other                                                                                333,296             310,282
                                                                                         -------             -------

      Total current liabilities                                                        7,432,384           8,499,797

Long-Term Debt                                                                           750,000             750,000
Subordinated Debenture                                                                   600,001             600,001
                                                                                         -------             -------


      Total long-term liabilities                                                      1,350,001           1,350,001

Stockholders'  Investment:

  Common stock, $ .01 par value; authorized 20,000,000 shares; issued and outstanding 18,252,050 and 6,811,575 at April 30,
    1997 and October 31, 1996, respectively                                              182,521              68,116
  Additional paid-in capital                                                           4,801,688           4,916,093
  Accumulated deficit, beginning                                                      (7,737,622)         (6,910,031)
  Net Income (Loss), Current Period                                                      336,878            (827,590)
                                                                                         -------          ---------

      Total Stockholders' Investment                                                  (2,416,535)         (2,753,412)


      Total Liabilities And Shareholders Equity                                       $6,365,850          $7,171,386
                                                                                      ==========           =========



                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Three Months Ended               Six Months Ended
                                                               April 30,                        April 30,
                                                               ---------                        ---------
                                                               1997             1996            1997            1996
                                                               ----             ----            ----            ----
Revenues From Continuing Operations:

Service revenues                                         $3,183,060       $2,613,070      $6,759,735     $ 4,886,623
Equipment sales                                             150,753          474,077         270,713         688,109
                                                            -------          -------         -------         -------
 Total Revenues                                           3,333,813        3,087,147       7,030,448       5,574,732

Costs And Expenses:

Service costs                                             2,081,200        1,937,204       4,063,898       3,765,406
Cost of equipment sold                                      134,738          336,055         478,899         492,505
Selling, general and administrative                         964,180          698,811       1,945,389       1,171,471

                                                          ---------        ---------       ---------       ---------
Total Operating Expenses                                  3,180,118        2,972,070       6,488,186       5,429,382

Other Income (Expense), Net                                (117,389)         (56,113)       (205,384)       (134,728)
                                                          ---------        ---------       ---------       ---------

Earnings From Continuing Operations
  Before Income Taxes                                        36,306           58,964         336,878          10,622

Income Taxes/(Benefit)                                            -                -               -               -
                                                          ---------       ----------      ----------      ----------

Net Earnings (Loss) From Continuing
  Operations                                                 36,306           58,964         336,878          10,622
                                                             ------           ------         -------          ------

Net Loss From

  Discontinued Operations                                         -         (415,809)              -      (1,023,331)
                                                         ----------         --------         -------       ---------

Net Earnings (Loss)                                      $   36,306       $ (356,845)     $  336,878     $(1,012,709)
                                                             ======          =======         =======       =========


Earnings Per Common And Common
  Equivalent Share:

Continuing Operations                                         $ .00            $ .01           $ .02            $  -
Discontinued Operations                                           -             (.06)              -            (.15)
                                                                ---              ---             ---             ---
Combined                                                      $ .00           $ (.05)          $ .02           $(.15)
                                                                ===             ===              ===             ===


                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          Six Months Ended
                                                                                             April 30,


                                                                                      1997                   1996
                                                                                      ----                   ----

Cash Flow From Operating Activities:

Net earnings(loss)                                                                   $   336,878          $(1,012,709)

Adjustments to reconcile net earnings/(loss) to net cash provided/(used) by operating activities:

    Depreciation & amortization                                                           37,786              525,978
    Deferred taxes                                                                            -               261,937
    Expenses charged to accrual for discontinued operations                              (86,509)                   -
    Accounts receivable                                                                  616,488            1,913,517
    Inventories                                                                         (160,754)             837,838
    Prepaid and other current assets                                                     309,455              (31,588)
    Accounts payable                                                                    (554,043)          (1,256,000)
    Accrued expenses                                                                     172,571             (381,057)
    Sales taxes payable                                                                 (127,995)             274,772
    Deferred service revenue                                                            (331,438)              95,551
                                                                                         -------           ----------

    Net cash flow from operating activities                                              212,439            1,228,239
                                                                                         -------           ----------

Cash Flow From Investing Activities:

  Capital expenditures, including field spare parts                                     (220,740)            (268,367)
  Fixed assets disposed of in discontinued business                                            -              609,159
  Investment in intangibles and other assets                                              (2,359)              84,335
                                                                                      ----------           ----------

Net cash flow from investing activities                                                 (223,099)             425,127
                                                                                      ----------           ----------

Cash Flow From Financing Activities:

Proceeds from (payment on) short-term debt                                              (140,000)            (127,122)
Net proceeds (payment) on bank loan                                                            -           (1,452,131)
(Payment) on subordinated debenture                                                     ( 75,000)                   -
                                                                                         -------       --------------

Net cash flow from financing activities                                                 (215,000)          (1,579,253)
                                                                                         -------            ---------

Net Increase (Decrease) In Cash                                                      $  (225,660)         $    74,113
                                                                                         -------               ------

Cash - beginning of period                                                                50,891             (245,249)
                                                                                          ------              -------

Cash - end of period                                                                 $  (174,769)         $  (171,136)

                                                                                         =======              =======




                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of Significant Accounting Policies

         General Description of Business

         Delta Computec Inc. (the "Registrant" or "Company"), by itself and through its wholly-owned subsidiary, SAI Delta, Inc. ("SAI/Delta"), provides a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and geographic locations. (See discussion below regarding the Company's Data Net subsidiary and its Intronet Division and the termination of these operations during the year ended October 31, 1996 ("Fiscal 1996"). The Company's customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast. Technical services offered include, but are not limited to, design, product procurement, installation, service, maintenance and on-site technical management and consulting.

         As discussed in Note 2 below, the Registrant terminated operations at its wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net") and its Intronet Division (See discussion below regarding the Company's Data Net subsidiary and its Intronet Division and the termination of these operations during Fiscal 1996).

         Principles of Consolidation and Representation by Management

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Data Net and SAI/Delta. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results for the interim periods.

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

         Basis of Presentation

         The Registrant incurred operating losses, on a consolidated basis, in Fiscal 1994, 1995 and 1996. As previously reported by the Registrant in a Current Report on Form 8-K dated March 21, 1996, as well as above (See "General Description of Business"), the Registrant's Data Net subsidiary terminated its business operations and ceased operations due to economic conditions in its industry.

         As reported above (See "General Description of Business"), in the fourth quarter of Fiscal 1996, the Registrant decided to close the Intronet Division. Effective September 1, 1996, the Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business. Termination of the Intronet Division's operation was completed in the first quarter of the fiscal year ending October 31, 1997 ("Fiscal 1997").

         The operating results for continuing operations for the three months ended April 30, 1997 and 1996 and for the six months ended April 30, 1997 and 1996 are for the Company's core business and do not include the operating losses for the Registrant's Data Net subsidiary or its Intronet Division during the three months ended April 30, 1996 and the six months ended April 30, 1996, respectively. The net losses incurred by Data Net and the Intronet Division for those respective periods are included in the income statement in losses from discontinued operations.

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

         Earnings Per Share

         In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company in its fourth quarter and in its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

         Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options and warrants using the Treasury Stock Method.

(2)      Discontinued Operations

         As part of the Company's strategy of concentrating its focus on its core business, the Company's subsidiary, Data Net, terminated its business operations on March 8, 1996 (See Note 1, above). Prior to this termination, Data Net was in the business of the sale and distribution of hardware and test equipment and the sale and assembly of cables used in data communications applications. Data Net's losses of $307,270 (56.7%) for the three months ended April 30, 1996 and $721,595 (31.3%) for the six months ended April 30, 1996 are included in the statement of operations in losses from discontinued operations for those respective periods.

        In November, 1994, the Company acquired substantially all of the operating assets, and assumed certain of the liabilities, of Intronet, Inc. (the "Intronet Acquisition"), which assets formed the basis of the Company's Intronet Division ("Intronet" or "Intronet Division"). Following the Intronet Acquisition, the Company operated from the former Intronet, Inc. office in Waltham, Massachusetts. Subsequent to the acquisition and prior to a downsizing and eventual termination of its operations, the Company's Intronet Division designed, installed and supported advanced computer networks with emphasis in large company and industrial facilities requiring network hubbing integrated with fiber and copper cabling. These assets were acquired in exchange for $337,000 in cash and the assumption of approximately $588,000 in liabilities of Intronet, Inc. In the fall of 1995, the Company reduced the size of its operating staff of its Intronet Division. During the fourth quarter of Fiscal 1996, management decided to terminate operations of the Intronet Division, substantially accomplished at October 31, 1996 with the downsizing of the Intronet Division's staff to one employee by October 31, 1996, and termination of the Intronet Division's operation was completed in the first quarter of Fiscal 1997 with the closing of its office in December, 1996. The amount of savings associated with the termination of the Intronet Division was approximately $798,000. Effective September 1, 1996, the Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business. Intronet's losses of $108,539 (21.1%) for the three months ended April 30, 1996 and $301,736 (27.3%) for the six months ended April 30, 1996 are included in the statement of operations in losses from discontinued operations for those respective periods.

        A provision of $1,843,487 for loss on disposal of discontinued operations of Data Net and the Intronet Division was recorded at October 31, 1996, consisting of $1,741,112 loss from operations and $102,375 loss on disposal. Due to the Company's accumulated deficit position, there was no tax benefit recorded.

        The consolidated financial statements have been reclassified to report separately results from discontinued operations (Data Net and the Intronet Division). The Company's prior-year operating results have been restated to reflect continuing operations, comprising the core business of providing computer system, data communication and Lan/Wan technical services and products. Interest expense allocated to discontinued operations includes amounts directly related to the discontinued businesses. Amounts allocated for interest in the three months ended April 30, 1996 totaled $53,243. Revenues from discontinued operations in the three months ended April 30, 1996 totaled $1,055,584, which consisted of $542,359 and $513,225 for Data Net and Intronet, respectively. Amounts allocated for interest in the six months ended April 30, 1996 totaled $113,702. Revenues from discontinued operations in the six months ended April 30, 1996 totaled $3,413,536, which consisted of $2,307,945 and $1,105,591 for Data Net and Intronet, respectively. The remaining net assets of discontinued operations at October 31, 1996 were zero.

        Management has refocused the Registrant's efforts on its core business of providing Integrated Technology Solutions for computer systems, network environments and telecommunication systems.

(3)     Registrant's Debt Position

        Debt consists of the following at April 30, 1997 and October 31, 1996, respectively:


                                                                 April 30,        October 31,
                                                                   1997              1996
                                                                   ----              ----

Due to shareholder                                               $2,515,461       $2,655,461
Note payable to bank, due in full on October 10, 2001 with
 interest payable monthly at prime plus 1.75%, secured

 by field spare parts inventory (the "Term Loan")                   750,000          750,000
Subordinated debenture                                              600,001          600,001
                                                                    -------          -------

 Total Debt                                                      $3,865,462       $4,005,462
                                                                  =========        =========


         Throughout Fiscal 1996, the Company was in default on certain provisions and covenants of its long-term credit facility with its then primary lending institution National Canada Finance Corp. ("NCFC"). After extensive discussion and negotiation, the lending relationship was restructured on October 10, 1996, when a portion of the long-term credit facility, such portion equivalent to $1,544,661, was purchased by the Company's principal shareholder, Joseph M. Lobozzo II ("Lobozzo") and the balance of $750,000 was restructured as the term loan to NCFC described above. The terms of the Amended and Restated Credit Agreement between the Company and Lobozzo (the "Lobozzo Credit Agreement", as amended) (the "Lobozzo Loan") provide that: (1) the maximum loan amount is $2,950,000; (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be initially equal to 100% of the eligible receivables (130% for certain receivables, as defined in Section 2.1 of the Credit Agreement, as amended); (4) certain financial covenant obligations with which the Company was in default were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral with the pledged field spare parts being subordinated to the prior pledge to NCFC; and (6) payment is due on June 30, 1998. As a result of this transaction, that portion of the Company's borrowings as at October 10, 1996 which were restructured under the Term Loan is reported as long-term debt in the accompanying October 31, 1996 balance sheet. In February, 1997, Lobozzo transferred to his spouse, Joanne M. Lobozzo ("Joanne Lobozzo") half of his interest in the Lobozzo Loan and Lobozzo and Joanne Lobozzo are collectively referred to as the ("Lender"). The remaining amounts are included in short-term debt payable to shareholder, a current liability. As of April 30, 1997 and June 16, 1997, there was $2,515,461 and $2,423,500, respectively, outstanding under the Lobozzo Loan, which balances included advances totaling $633,600 ("Overline Advances") received from Lobozzo prior to the NCFC Restructuring. In addition, as of October 31, 1996 and April 30, 1997, the Company was obligated to the Lender in the principal amount of $400,000 and $50,000, respectively, as a result of a May, 1995 Lobozzo Commitment (the "Lobozzo Commitment ") in the original amount of $400,000 to provide additional financing to the Company (the "Overadvance Facility"). In connection with the Lobozzo Commitment, the Company issued a May, 1995 Option Agreement entitling Lobozzo to purchase 11,440,475 shares of the Company's common shares. In February, 1997, the option, as amended and restated, was exercised in full by Lobozzo and Joanne Lobozzo, and 11,440,475 common shares were issued, of which 5,720,238 common shares were issued to Lobozzo and 5,720,237 common shares were issued to Joanne Lobozzo.

        In May, 1997, the principal balance outstanding on the Overadvance Facility was paid in full, and the documents upon which it was based were terminated. In June, 1997, the Company and the Lender agreed to further amend the Lobozzo Loan in the following respects: (a) the maximum amount was increased from $2,550,000 to $2,950,000; (b) the Company was permitted to borrow up to 100% of Eligible Receivables (as defined in the Lobozzo Credit Agreement) against all Eligible Receivables which come into existence from and after June 7, 1997, and the Company was further permitted to borrow up to 130% of Eligible Receivables for Eligible Receivables which existed as of June 6, 1997; and (c) effective June 7, 1997, the rate of interest on all loans provided by the Lender which shall exceed the available Borrowing Base (as defined in the Lobozzo Credit Agreement) was increased to five percent (5%) over Prime Rate (as defined in the Lobozzo Credit Agreement). The interest rate applicable to all principal amounts under the Lobozzo Loan which are within the Available Borrowing Base remains at one and three quarters of one percent (1 and 3/4%) over Prime Rate, and the interest rate on the Lobozzo Loan in the event of maturity, by acceleration or otherwise, remains at three and three quarters of one percent (3 and 3/4%) over Prime Rate.

        The agreement underlying the Term Loan requires the Company to maintain a ratio of field spare parts inventory to outstanding indebtedness of at least 2.5 to 1. The Registrant has been in compliance with this ratio for all periods. Lobozzo has pledged to NCFC 480,000 of his shares of the Company's common shares as additional collateral. Agreements have been made to provide NCFC with additional equity in the Company (up to 17.5% of the Company's issued and outstanding common shares) under certain circumstances. As described in Item 2, in February, 1997, Lobozzo transferred half of this debt obligation to Joanne Lobozzo, and

        Joanne Lobozzo agreed to provide half of the equity ever required to be provided to NCFC by Lobozzo.

        Subordinated Debentures

        In November, 1992, the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due October 31, 1997 to the sellers ("the Sellers") of the assets acquired by Data Net on November 1, 1992. On October 31, 1996 the Sellers agreed to sell the entire principal balance of the debenture, together with accrued interest of $55,384, to the Company for $75,000. This transaction, which resulted in a $455,384 gain on extinguishment of debt, is reflected in the Fiscal 1996 operating results (which are not presented herein) as an extraordinary gain. The Company also has guaranteed an 8% subordinated debenture of Data Net in the face amount of $600,001 to Lobozzo (the "Lobozzo Debenture"). This Lobozzo Debenture is due in annual installments of $200,000 commencing January 31, 1996 and was issued in connection with an option agreement entitling Lobozzo to purchase 1,304,350 shares of the Company's common shares. Lobozzo has waived the $200,000 payment due January 31, 1996 and January 31, 1997, and the Lobozzo Debenture is now due in annual installments of $200,000 commencing January 31, 1998.

        In February, 1997, Lobozzo transferred to Joanne Lobozzo half of: the Lobozzo Loan (as then outstanding); the Overline Advances; the Lobozzo
        Debenture: the Lobozzo Commitment and all other debt and equity instruments then issued to Lobozzo by the Registrant.

(4)     Other Matters

        The Company experienced a significant consolidated net loss in Fiscal 1996, which was attributable to the operating losses incurred by the Data Net subsidiary and the Intronet Division. As noted elsewhere in this Form 10 Q Quarterly Report, the Company's subsidiary, Data Net, terminated its business operations in March 1996, and, in the fourth quarter of Fiscal 1996, management decided to terminate the operations of the Company's Intronet Division. The actions of the Company were taken as a part of management's plan to refocus the Company's efforts on its core business of providing integrated technology solutions for computer systems, network environments and telecommunication systems. The Company has not yet issued audited financial statements either for Fiscal 1995 or Fiscal 1996, but management expects that those audited statements will be available by the end of June, 1997.

(5)     Income Taxes

        For the three months ended April 30, 1997 and the six months ended April 30, 1997, respectively, income taxes of $12,344 and $114,539, respectively, have been offset by the use of the tax benefits associated with the use of the Company's net operating loss carry-forwards.

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

         Results of Operations

         The Company's net income from continuing operations for the three months ended April 30, 1997 was $36,306 (1.1%), or less than $.005 per share (on 15,681,157 weighted average common shares outstanding for the three months ended April 30, 1997), compared to net income from continuing operations of $58,964 (1.9%), or $.01 per share for the three months ended April 30, 1996 (on 6,811,575 weighted average common shares outstanding for the three months ended April 30, 1996). Net income from continuing operations for the six months ended April 30, 1997 was $336,878 (4.8%), or $.02 per share (on 13,769,539 weighted average common shares outstanding for the six months ended April 30,
         1997), compared to net income from continuing operations of $10,622, or less than $.005 per share for the six months ended April 30, 1996 (on 6,811,575 weighted average common shares outstanding for the six months ended April 30, 1996). The improvement of $326,256 in net income from continuing operations for the six months ended April 30, 1997 reflected the earnings benefit from a new project started in October, 1996 plus a growth in the Company's core business as management was able to refocus its energies and concentrate on developing its continuing business.

         As discussed in Note 1, on March 8, 1996 the Company's Data Net subsidiary terminated its operations which had commenced in November, 1992. Data Net incurred a net loss of $307,270 (56.7%), or $.05 per share, for the three months ended April 30, 1996 (on 6,811,575 weighted average common shares outstanding for the three months ended April 30,
         1996), and $721,595 (31.3%), or $.11 per share for the six months ended April 30, 1996 (on 6,811,575 weighted average common shares outstanding for the six months ended April 30, 1996), which losses are reported in the income statement for those respective periods under Loss from Discontinued Operations.

         As discussed in Note 1, in the fourth quarter of Fiscal 1996, the Registrant decided to close its Intronet Division. Termination of the Intronet Division's operation was completed in the first quarter of Fiscal 1997. Intronet incurred a net loss of $108,539 (21.1%), or $.02 per share, for the three months ended April 30, 1996 (on 6,811,575 weighted average common shares outstanding for the three months ended April 30, 1996), and $301,736 (27.3%), or $.04 per share, for the six months ended April 30, 1996 (on 6,811,575 weighted average common shares outstanding for the six months ended April 30, 1996), which losses are reported in the income statement for those respective periods under Loss from Discontinued Operations.

         Revenues

         Revenues from continuing operations were $3,333,813 for the three months ended April 30, 1997, compared to $3,087,147 for the three months ended April 30, 1996, an increase of $246,666 and 8.0%. Service revenues for the three months ended April 30, 1997 were $3,183,060, compared to $2,613,070 for the three months ended April 30, 1996, an increase of $569,990 and 21.8%. The increase in service revenue reflects revenue derived from a contract with a major municipality, which contract had been signed just prior to the beginning of Fiscal 1997, as well as a resurgence in business with the Company's existing customers. Equipment sales for the three months ended April 30, 1997 were $150,753, compared to $474,077 for the three months ended April 30, 1996, a decrease of $323,324 and 68.2%. The decline in equipment sales reflects the Registrant's emphasis on its core service maintenance and installation business, as well as increased market competition, particularly with the introduction of retail computer chains.

         Revenues from continuing operations were $7,030,448 for the six months ended April 30, 1997, compared to $5,574,732 for the six months ended April 30, 1996, an increase of $1,455,716 and 26.1%. Service revenues for the six months ended April 30, 1997 were $6,759,735, compared to $4,886,623 for the six months ended April 30, 1996, an increase of $1,873,112 and 38.3%. The increase in service revenue reflects revenue derived from the contract with a major municipality described above, as well as a resurgence in business with the Company's existing customers. Equipment sales for the six months ended April 30, 1997 were $270,713, compared to $688,109 for the six months ended April 30, 1996, a decrease of $417,396 and 60.7%. The decline in equipment sales reflects the Registrant's emphasis on its core service maintenance and installation business, as well as increased market competition, particularly with the introduction of retail computer chains.

         Costs and Expenses

         Service costs in continuing operations were $2,081,200 (65.4%) for the three months ended April 30, 1997, compared to $1,937,204 (74.1%) for the three months ended April 30, 1996. Service costs as a percentage of service revenue for the three months ended April 30, 1997 decreased by
         8.7 percentage points from the ratio for the three months ended April 30, 1996, reflecting the effect of the stronger revenue performance in the Company's core business in the second quarter of Fiscal 1997 versus the second quarter of Fiscal 1996 without a commensurate increase in direct expenses.

         Service costs in continuing operations were $4,063,898 (60.1%) for the six months ended April 30, 1997, compared to $3,765,406 (77.1%) for the six months ended April 30, 1996. Service costs as a percentage of service revenue for the six months ended April 30, 1997 decreased by
         17.0 percentage points from the ratio for the six months ended April 30, 1996, reflecting the effect of the stronger revenue performance in the Company's core business in the first half of Fiscal 1997 versus the same period last year without a commensurate increase in direct expenses.

         Cost of equipment sold in continuing operations was $134,738 (89.4%) for the three months ended April 30, 1997, compared with $336,055 (70.9%) for the three months ended April 30, 1996. The increase of 18.5 percentage points in the ratio of cost of equipment sold as a percentage of equipment sales for the three months ended April 30, 1997 compared to the three months ended April 30, 1996 was due to the detrimental effect of the Company's tight cash flow upon its ability to purchase equipment at competitive prices.

         Cost of equipment sold in continuing operations was $478,899 (176.9%) for the six months ended April 30, 1997, compared with $492,505 (71.6%) for the six months ended April 30, 1996. The increase of 105.3 percentage points in the ratio of cost of equipment sold as a percentage of equipment sales for the six months ended April 30, 1997 compared to the six months ended April 30, 1996 was due to the detrimental effect of the Company's tight cash flow upon its ability to purchase equipment at competitive prices.

         Gross profit for continuing operations was $1,117,875 (33.5%) for the three months ended April 30, 1997, compared to $813,888 (26.4%) for the three months ended April 30, 1996, an improvement of $303,987 and 7.1 percentage points as a ratio of sales. For the six months ended April 30, 1997 and 1996, gross profit for continuing operations was $2,487,651 (35.4%) and $1,316,821 (23.6%), respectively, an improvement of $1,170,830 and 11.8 percentage points as a ratio of sales. These results reflect the benefit from the improved sales performance in Fiscal 1997 versus Fiscal 1996.

         Selling, general and administrative expenses in continuing operations were $964,180 (28.9%) for the three months ended April 30, 1997, compared with $698,811 (22.6%) for the three months ended April 30, 1996, an increase of $265,369 or 38.0%, as compared to the 21.8% rise in service revenue for the same period. The increase in SG&A costs was primarily due to additional personnel and associated costs as well as increased other administrative expenses.

         Selling, general and administrative expenses in continuing operations were $1,945,389 (27.7%) for the six months ended April 30, 1997, compared with $1,171,471 (21.0%) for the six months ended April 30, 1996, an increase of $773,918 or 66.1%, as compared to the 38.3% rise in service revenue for the same period. The increase in SG&A costs was primarily due to additional personnel and associated costs, higher consulting and legal fees, as well as increased other administrative expenses.


         Total operating expenses in continuing operations were $3,180,118 (95.4%) for the three months ended April 30, 1997, compared with $2,972,070 (96.3%) for the three months ended April 30, 1996, an increase of $208,048 or 7.0% and an improvement of 0.9 percentage points as a ratio of sales.

         Total operating expenses in continuing operations were $6,488,186 (92.3%) for the six months ended April 30, 1997, compared with $5,429,382 (97.4%) for the six months ended April 30, 1996, an increase of $1,058,804 or 19.5% and an improvement of 5.1 percentage points as a ratio of sales.

         Non-operating expenses were $117,389 (3.5%) and $56,113 (1.8%) for the three months ended April 30, 1997 and 1996, respectively, an increase of $61,276 or 109.2%. Non-operating expenses were $205,384 (2.9%) and $134,728 (2.4%) for the six months ended April 30, 1997 and 1996, respectively, an increase of $70,656 or 52.4%. These respective increases in debt service costs were due to increased borrowing incurred in prior periods as a result of the cumulative losses incurred in the Company's discontinued operations.

         Income from continuing operations was $36,306 (1.1%) for the three months ended April 30, 1997, compared with $58,964 (1.9%) for the three months ended April 30, 1996, a decrease of $22,658 or 38.4%. Income from continuing operations was $336,878 (4.8%) for the six months ended April 30, 1997, compared with $10,622 (or less than .005%) for the six months ended April 30, 1996, an improvement of $326,256.

         For the three months ended April 30, 1997 and the six months ended April 30, 1997, respectively, income taxes of $12,344 and $114,539, respectively, have been offset by the use of the tax benefits associated with the use of the Company's net operating loss carry-forwards. The Company has recorded a deferred tax asset of approximately $2,002,000 reflecting the benefit of $5,880,016 in loss carryforwards, which expire in varying amounts between 2001 and 2010. Realization of this and other deferred assets is dependent upon generating sufficient taxable income in future periods. Management believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset.

         In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for the Company's 1997 fiscal year. Early adoption of the statement is not permitted.


         Liquidity and Capital Resources

         The Company experienced a significant consolidated net loss in Fiscal 1996, which was attributable to the operating losses incurred by its Data Net subsidiary and the Intronet Division. The Company has financed its working capital requirements, capital expenditures and debt service from its financing arrangements and trade debt.

         The unaudited financial statements for the period ended April 30, 1997 as set forth in this Form 10-Q Quarterly Report indicate that the significant consolidated losses of Fiscal 1996 have abated. The unaudited financial statements for the first and second quarters of Fiscal 1997 show improvement in the Company's financial position. These improved figures are not a guarantee that the improved financial position can continue into the future.

         The Registrant's lending agreement with its commercial lenders, who are also its principal shareholders and controlling persons, has been amended to, among other matters, extend the term of the lending agreement to March 31, 1997, and this date was subsequently further extended until April 30, 1997 and then to June 30, 1998. The maximum amount of the loan has also been increased from $2,550,000 to $2,950,000. If any loans are ever made in excess of the available Borrowing Base (as defined in the lending agreement), such excess amounts shall bear interest at 5% over the Prime Rate. The lenders and the Registrant have also revised the factors determining the basis upon which receivables will be eligible for inclusion in the Borrowing Base. The Registrant's management believes that this amended lending agreement will provide the Company with necessary liquidity and cash resources. For additional information regarding the NCFC Restructuring and the Lobozzo Loan, see Note 3, above.

         Net cash provided from operations in the six months ended April 30, 1997 and 1996 was $212,439 and $1,228,239, respectively. The decline of $1,015,800 for the six months ended April 30, 1997 versus the six months ended April 30, 1996 was principally the result of: (1) $488,192 in lower depreciation and amortization (2) $86,509 in expenses charged against an accrual for discontinued operations; (3) no funds provided from deferred taxes for the six months ended April 30, 1997, compared to $261,937 in funds provided for the six months ended April 30, 1996;
         (4) $383,717 in funds provided in the first half of Fiscal 1997 by accounts receivable, inventory, prepaid and other current assets, accounts payable and accrued expenses, compared to $1,082,710 in funds provided in the first half of Fiscal 1996 (a significant portion of which related to the termination of Data Net), a decrease of $698,993 in funds provided; (5) a $426,989 decrease in deferred service revenue;
         (6) $402,767 in less funds provided from sales tax liabilities; and (7) offset in part by a favorable swing of $1,349,587, resulting from cash provided from net income of $336,878 in the first half of Fiscal 1997 versus cash used by a net loss of $1,012,709 in the first half of Fiscal 1996.

         The working capital deficit was $4,478,815 and $4,555,379 at April 30,

         1997 and 1996, respectively, representing a decrease of $76,564 in negative working capital.

         Cash (used)/ provided by investing activities in the six months ended April 30, 1997 and 1996 was ($223,099) and $425,127, respectively, or
         $648,226 in additional funds used in the first half of Fiscal 1997. Most of this additional funds requirement was attributable to $609,159 in gross fixed assets liquidated in the termination of Data Net during the first half of Fiscal 1996, with no such occurrence during the first half of Fiscal 1997.

         Cash (used) by financing activities in the six months ended April 30, 1997 and 1996 was ($215,000) and ($1,579,253), respectively, or
         ($1,364,253) less funds used in the first half of Fiscal 1997. In the first half of Fiscal 1997, there were $12,878 in higher payments on debt to shareholders and a $75,000 payment of a subordinated debenture, but a $1,452,131 reduction in bank debt.

         The net result of the above was a $225,660 use of cash for the six months ended April 30, 1997, compared to $74,113 in cash provided for the six months ended April 30, 1996.

                                     PART II

                                OTHER INFORMATION

Item I.           Legal Proceedings.

         (a) In 1994, at the time that Delta Computec Inc. (the "Registrant"), acquired certain of the assets and assumed certain of the liabilities of an entity known as Intronet, Inc., the Registrant entered into a major contract for in excess of $4,000,000 with a well-known eastern college to provide extensive on-campus computer access to all of the college's buildings. The contract, to be performed by the Registrant's Intronet Division, was essentially completed in the Registrant's fiscal year ending October 31, 1995 ("Fiscal 1995"). Certain other "punch-list" items were completed in the Registrant's fiscal year ending October 31, 1996 ("Fiscal 1996"), and the obligations of the Registrant under the contract have now been completed. Actual costs incurred by the Registrant significantly exceeded contractual estimates. The Registrant has asserted certain claims against the college and one of the Registrant's subcontractors has asserted a claim against the Registrant (and has also asserted a lien against the college and has commenced a litigation against the Registrant's bonding company based on the Registrant's performance bond seeking approximately $112,000 in damages). The college rejected a significant portion of the Registrant's claim, including the portion dealing with the claim of the subcontractor. The Registrant has not been named in the litigation commenced by the subcontractor. The Registrant has submitted a restated claim to the college and is attempting to resolve all claims through negotiation with the college and the subcontractor. As of the date of this Form 10-Q Quarterly Report, the matter remains unresolved.

         (b) In Fiscal 1996, an agreement was reached with the State of New York ("New York State") relative to payment of New York State sales taxes for the period from July, 1995, through April, 1996, in the amount of $349,000 plus interest. Penalties were waived by New York State during the current fiscal year. No litigation or administrative proceeding was commenced, and all payments called for to date have been made.

         As a result of a sales tax audit, on January 10, 1997, New York State asserted a claim, originally in the amount of approximately $125,000, excluding any interest or penalties, against both the Registrant and its wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net"), for alleged sales taxes owed for the period September, 1993, through May, 1996. The Registrant and Data Net disagreed with the findings and communicated such disagreement in writing to New York State. The Registrant instituted efforts to obtain documentation supporting the validity of its classification of certain sales made by both entities as non-taxable transactions. Support for the validity of classifying approximately 74% of such sales as non-taxable transactions has since been submitted to New York State. New York State has sent a revised determination of approximately $65,000, excluding any interest and penalties. The Registrant is continuing its efforts to provide documentation for the remainder of the affected transactions. The Registrant and Data Net believe, but cannot guarantee, that, upon review of the appropriate documentation, New York State will further reduce its claim.

Item 2.  Changes in Securities

         (a) In January, 1997, by a Securities Transfer Document (the "Securities Transfer Document"), between the Registrant, Joseph M. Lobozzo II, the Registrant's Chairman, a director, one of its principal shareholders and one of its controlling persons ("Lobozzo"), and Lobozzo's spouse, Joanne M. Lobozzo ("Joanne Lobozzo"), now a principal shareholder and also a controlling person of the Registrant, Lobozzo agreed to transfer to Joanne Lobozzo: (i) half of the original October, 1992 Option Agreement which Lobozzo received from the Registrant in October, 1992, which, as later amended, entitled Lobozzo to purchase up to 1,304,350 common shares of the Registrant at $.46 per share through January 31, 1998, the transfer to Joanne Lobozzo consisting of the right to purchase up to 652,175 common shares; and (ii) half of the pledge obligation which Lobozzo gave to National Canada Finance Corp. ("NCFC"), the Registrant's former commercial lender, pursuant to a certain Pledge Security Agreement between Lobozzo and NCFC dated October 10, 1996 (the "Pledge Security Agreement"), issued as part of the restructuring of the Registrant's lending facility with NCFC of October 10, 1996 (the "NCFC Restructuring"), which was reported in a Form 8-K Current Report dated October 24, 1996 (the "October, 1996 8-K Report"). The documents constituting the NCFC Restructuring, including the Pledge Security Agreement, were annexed as Exhibits to the October, 1996 8-K Report. Pursuant to the Pledge Security Agreement, Lobozzo pledged to NCFC 480,000 common shares of the Registrant registered in Lobozzo's name (the "Pledged Shares"), and under certain circumstances, if there is a default under the $750,000 Amended and Restated Term Promissory Note from the Registrant to NCFC dated October 10, 1996 (also part of the NCFC Restructuring), Lobozzo agreed to assign to NCFC a portion of the Second Restated May, 1995 Option Agreement (as hereinafter defined) for the number of common shares of the Registrant which, when added to the Pledged Shares, would give NCFC the right to 17 1/2% of the issued and outstanding common shares of the Registrant. Pursuant to the Securities Transfer Document, Joanne Lobozzo agreed to fulfill half of Lobozzo's obligation to NCFC pursuant to the Pledge Security Agreement (whether or not Joanne Lobozzo had exercised her portion of the Second Restated May 1995 Option Agreement), and Lobozzo agreed to transfer to Joanne Lobozzo half of the Pledged Shares which Lobozzo ever received back from NCFC. Copies of the Securities Transfer Document and of the two Second Restated May, 1995 Option Agreements issued to, respectively Lobozzo and Joanne Lobozzo, were annexed as Exhibits to a Form 8-K Current Report dated February 20, 1997 (the "February 1997 8-K Report").

         (b) On February 21, 1997, the Registrant issued an aggregate of 11,440,475 common shares, of which 5,720,238 common shares were issued to Lobozzo and 5,720,237 common shares were issued to Joanne Lobozzo, as a result of the exercise of an Option originally granted by the Registrant to Lobozzo in May, 1995, and thereafter amended and restated as of February 20, 1997 (the "Second Restated May, 1995 Option Agreement"). The Second Restated May, 1995 Option Agreement was issued as a result of a certain Option Transfer Document whereby Lobozzo agreed to transfer a portion of his interest in the then existing May, 1995 Option Agreement to Joanne Lobozzo. As a result of the issuance of the 11,440,475 common shares, the amount of authorized but unissued common shares of the Registrant increased from 6,811,575 common shares to 18,252,050 common shares.

         (c) The Registrant considered that, as a result of the issuance and subsequent exercise of the Second Restated May, 1995 Option Agreement and the issuance of the 5,720,237 common shares to Joanne Lobozzo, Joanne Lobozzo also became a control person of the Registrant. Lobozzo remains a control person of the Registrant.

         The issuance of the common shares on February 21, 1997 raised Joanne Lobozzo's common share ownership in the Registrant to 5,815,112 common shares of the Registrant, or 31.86% of the now 18,252,050 issued and outstanding common shares, thereby causing Joanne Lobozzo to become a control person of the Registrant. The issuance to Lobozzo of the 5,720,238 common shares of the Registrant caused his common share ownership to increase to 6,730,113 common shares of the Registrant, or 36.87% of the common shares of the Registrant.


         A description of the transactions relative to the issuance of the 11,440,475 common shares was set forth in the February, 1997 8-K Report.

         (d) In February, 1997, Lobozzo, by a document entitled Amendment No. 3 to Amended and Restated Credit Agreement and Other Agreements dated February 19, 1997 ("Amendment No.3"), transferred to Joanne Lobozzo half of Lobozzo's interest in each of the component parts or the "Total Lobozzo Credit Facilities") (as defined herein in Item 3, below). The transfer of half of the Total Lobozzo Credit Facilities were reported in, and a copy of Amendment No. 3 was annexed as an Exhibit to, the February, 1997 8-K Report.

         (e) By Amendment No. 4 to the Amended and Restated Credit agreement and Other Agreements dated February 20, 1997 ("Amendment No. 4"), Lobozzo and Joanne Lobozzo agreed to amend the Lobozzo Credit Agreement (as hereinafter defined) to extend the Maturity Date and to revise the factors for Eligible Receivables (as defined in the Lobozzo Credit Agreement) for the month of April, 1997. Amendment No. 4 was annexed as an Exhibit to the February, 1997 Form 8-K Report.

         (f) By Amendment No. 5 to the Amended and Restated Credit Agreement and Other Agreements dated April 30, 1997, annexed hereto as Exhibit 1, the Maturity Date of the Lobozzo Loan was extended to June 30, 1998.

         (g) In May, 1997, the principal balance outstanding on the Overadvance Facility was paid in full, and the documents upon which it was based were terminated. On June 9, 1997, by Amendment No. 6 to the Amended and Restated Credit Agreement and Other Agreements, a copy of which is attached hereto as
Exhibit 2, the Company and the Lender agreed to further amend the Lobozzo Loan in the following respects: (a) the maximum amount was increased from $2,550,000 to $2,950,000; (b) the Company was permitted to borrow up to 100% of Eligible Receivables (as defined in the Lobozzo Credit Agreement) against all Eligible Receivables which come into existence from and after June 7, 1997 and the Company was further permitted to borrow up to 130% of Eligible Receivables for Eligible Receivables which existed as of June 6, 1997; and (c) effective June 7, 1997, the rate of interest on all loans provided by the Lender which shall exceed the Available Borrowing Base (or "Excess Borrowing Base Loans") (as defined in the Lobozzo Credit Agreement) was increased to five percent (5%) over Prime Rate (as defined in the Lobozzo Credit Agreement). The interest rate applicable to all principal amounts under the Lobozzo Loan which are within the available Borrowing Base remain at one and three quarters of one percent (1 and 3/4%) over Prime Rate , and the interest rate on the Lobozzo Loan in the event of maturity, by acceleration or otherwise, remains at three and three quarters of one percent (3 and 3/4%) over Prime Rate.

Item 3.  Defaults Upon Senior Securities

         (a) The Registrant and Lobozzo entered into an Amended and Restated Credit Agreement and other Agreements dated October 10, 1996, which has since been further amended six (6) times (collectively, the Original Agreement and all six (6) amendments are referred to as the "Lobozzo Credit Agreement"). See Item 2, above. The Lobozzo Credit Agreement, which provides for loans of up to $2,950,000 to the Registrant, had an expiration date of April 30, 1997, which has since been extended to June 30, 1998, as discussed above and below.

         (b) In addition to the Lobozzo Credit Agreement, Lobozzo has also provided the Registrant with certain other credit facilities, including (i) a 8% Subordinated Debenture issued October 28, 1992, in the face amount of $600,001 (as amended and restated, the "Second Restated Lobozzo Subordinated Debenture");
(ii) a commitment (the Lobozzo Commitment") pursuant to a letter agreement dated May 1, 1995, to provide the Registrant with an overadvance facility of up to $400,000 (which has since been paid in full and declared to be null and void and of no further force and effect, as set forth above and below); (iii) individual advances made by Lobozzo to the Registrant between July 25, 1996 and October 9, 1996, in the aggregate amount of $633,600, and (iv) Overbase Loans whereby the amounts loaned under the Lobozzo Credit Agreement exceed the amount which would otherwise be permitted by the Borrowing Base as defined in the Lobozzo Credit Agreement. The Lobozzo Credit Agreement and the other credit facilities referred to in this paragraph are referred to as the "Total Lobozzo Credit Facilities".

         (c) The Registrant, Lobozzo and Joanne Lobozzo executed an Amendment No. 5 (See Item 2, above). Amendment No. 5 also waives any pre-existing defaults of the Registrant which may have existed with regard to the Lobozzo Credit Agreement.

         (d) The Registrant,  Lobozzo and Joanne Lobozzo executed  Amendment
No. 6 (See Item 2, above). Amendment No. 6 also waives any pre-existing defaults of the Registrant which may have existed with regard to the Lobozzo Credit Agreement.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  No. 1 Amendment No. 5 to Amended and Restated Credit Agreement and Other Agreements dated as of April 30, 1997.

                  No. 2 Amendment No. 6 to Amended and Restated Credit Agreement and Other Agreements dated as of June 9, 1997.

                  No. 11   Earnings Per Share Information

         (b)      Reports on Form 8-K
                  Form 8-K Current Report dated February 20, 1997, reported on:

Item 1.  Changes In Control of  Registrant;  Item 5. Other Events, including:
A. Amendment to Credit Agreement and Other Lending Agreement; and B. Amendment to Option Agreements; and Item 7. Financial Statements and Exhibits consisting of Exhibits 1 through 13.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Delta Computec, Inc.
                                          Registrant

Date:  June 16, 1997                      /s/ John DeVito
                                          John DeVito, President and
                                          Chief Operating Officer



Date:  June 16, 1997                      /s/ Frank Donnelly
                                          Frank Donnelly
                                          Chief Financial Officer and
                                          Principal Accounting Officer

                              Index to Exhibits
                              -----------------


The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

         Exhibit 11  -  Calculation of Earnings Per Share, page 25.

         Exhibit 1   -  Amendment No. 5 to Amended and Restated Credit Agreement
                        and Other Agreements of April 30, 1997, page 26.

         Exhibit 2   -  Amendment No. 6 to Amended and Reinstated Credit
                        Agreement and Other Agreements of June 9, 1997, page 29.