Form 10-K
period 1996-10-31
DELTA COMPUTEC INC
filed 1997-08-19
CIK 779338

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X)               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the
                       fiscal year ended October 31, 1996

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from _______ to _______

                           Commission File No. 0-14733

                               DELTA COMPUTEC INC.
             (Exact name of registrant as specified in its charter)

           New York                                    16-1146345
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

366 White Spruce Boulevard
Rochester, New York                                           14623
(Address of principal executive offices)                    (Zip Code)

                                  201-440-8585
              (Registrant's telephone number, including area code)

           Securities registered pursuant of Section 12(b) of the Act:

                                                         Name of exchange
       Title of each class                              on which registered
       -------------------                              -------------------
       Common Stock $.01 par value                              --

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

                                     YES [_]     NO  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $474,897. Market value is determined by reference to the price (average between bid and ask) of Registrant's Common Stock as reported on the NASDAQ "Bulletin Board" as of the close of business on August 15, 1997.

     The number of common shares outstanding as of August 15, 1997 was 18,252,050.

                       DOCUMENTS INCORPORATED BY REFERENCE



                      Exhibit Index is located on Page 79.

                                     PART I

Item 1. Business

     A.   General

     Delta Computec Inc. (the "Registrant" or the "Company"), by itself and through its wholly-owned subsidiary, SAI Delta, Inc. ("SAI/Delta"), provides a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and geographic locations. (See discussion below regarding the Company's Intronet Division and the closing of this location in December, 1996). The Company's customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast. Technical services offered include, but are not limited to, design, product procurement, installation, maintenance, help desk, premise wiring services, network administration and on-site technical management and consulting.

     While the Company maintains its corporate headquarters in Rochester, New York, its main center of operations is located in Teterboro, New Jersey. The New York Metropolitan area is serviced from the Teterboro office while other areas of the country are supported by branch locations in: Escondido, California; Altamonte Springs, Florida; Sunrise, Florida; Beltsville, Maryland; Feasterville, Pennsylvania; and Wilmington, Delaware. The Company, a New York Corporation, is qualified to do business in California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Ohio, Pennsylvania, Texas and New Jersey. SAI/Delta is a Florida corporation.

Termination of Business of Delta Data Net, Inc.

     In November, 1992, the Company, through its wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net"), completed the acquisition of certain of the assets, and the assumption of certain of the liabilities (the "Willcox & Gibbs Acquisition") of Willcox & Gibbs Data Net, Inc. ("W&G Data Net"), and Dataspan Systems, Inc. ("W&G Dataspan"), subsidiaries of Willcox & Gibbs, Inc. ("Willcox & Gibbs"). The historical focus of W&G Data Net's business prior to the Willcox & Gibbs Acquisition had been the sale of Data Communications hardware and test equipment. W&G Dataspan had focused exclusively on the sale and assembly of cables used in data communication applications. Because of the significant and continuing losses in Data Net's business lines since the Willcox & Gibbs Acquisition, on March 21, 1996 the Registrant filed a Form 8-K Current Report (the "March, 1996 Form 8-K Report") announcing that, effective March 8, 1996, Data Net had terminated its business operations and had surrendered all of its assets to its commercial lender (See "A Return to the Company's Core Business", and "Additional Changes In NCFC Financing

Arrangements, NCFC Forbearance Agreement And Amendments to NCFC Forbearance Agreement", below, and Item 13, "Certain Transactions - Lobozzo Transactions").


Closing of the Intronet Division

     In November, 1994, the Company completed the acquisition of certain of the assets, and the assumption of certain of the liabilities (the "Intronet Acquisition"), of Intronet, Inc. ("Intronet, Inc."), which assets thereafter formed the basis of the Company's Intronet Division ("Intronet" or the "Intronet Division"). Following the Intronet Acquisition, the Company operated from the former Intronet, Inc. office in Waltham, Massachusetts. Until August, 1996, the Intronet Division's primary focus had been the design, installation and support of advanced computer networks in such specialty markets as large college campuses and industrial facilities which require network hubbing integrated with fiber and copper cabling. Because of the significant losses in the Intronet Division's business, in the fall of 1995 the Company reduced the size of the operating staff of the Intronet Division. Management subsequently decided in the fourth quarter of Fiscal 1996 to terminate operations at the Intronet Division. The Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business and closed the Intronet Division in Waltham, Massachusetts in December, 1996.

SAI/Delta Transaction

     In December, 1994, the Company acquired the balance of ownership (33%) in the technical services company of which it had been the majority owner, SAI/Delta, which operated from SAI/Delta's two Florida offices in Altamonte Springs and Sunrise.

     In addition to the termination of the business operations of Data Net and the closing of the Intronet Division, other significant events which occurred in Fiscal 1995 and Fiscal 1996, or subsequent thereto, included:

1.   Changes In The Company's Senior Management

     In March, 1995 and May, 1995, respectively, L. Rodger Loomis, President and Chief Executive Officer, and Peter D. Smith, Chief Financial Officer, resigned as officers of the Registrant and all of its subsidiaries. Following these resignations, John T. DeVito ("DeVito") was named President and Chief Operating Officer, and the Registrant's Board of Directors performed services as an executive management committee. A copy of the letter of employment between the Company and DeVito is annexed to this Form 10-K Report as Exhibit A. In April, 1995, the position of Chief Accounting Officer was filled by Walter Struble, who sadly and unexpectedly died at the age of 41 years in December, 1995. In February, 1996, the position of Chief Financial Officer and Chief

     Accounting Officer was filled by Frank J. Donnelly. In order to assist in the focusing of efforts on its core business operations as well as to further its strategic objectives, Edward Drohan ("Drohan") joined the Registrant in June, 1996 as its Vice President, Sales and Marketing. A copy of the letter of employment between the Company and Drohan is annexed to this Form 10-K Report as Exhibit B.

2.   A Return To The Company's Core Business

     In April, 1995, management and the Board of Directors determined to return the Company's strategic direction back to its core business of providing technical integration services to customers while de-emphasizing the product and system engineering aspects of Data Net. The decision was based on the large overhead costs necessary to support the business of Data Net as well as anticipated changes in market conditions leading to increased competition and lower gross margins.

     Consistent with this shift in strategic direction, management instituted approximately $1,200,000 in payroll reductions and approximately $300,000 to $400,000 of additional cost savings through expense reductions. The impact of these cost reductions was partially recognized in the third quarter of Fiscal 1995, with most of the balance of the cost reductions being fully recognized in the fourth quarter of Fiscal 1995.

     As reported in Item 1 (A) above, because of the significant and continuing losses in Data Net's business lines since the Willcox & Gibbs Acquisition, Data Net terminated its business operations effective March 8, 1996 and surrendered all of its assets to its commercial lender.

     As further reported in Item 1 (A) above, in August, 1996 management decided to terminate operations at the Company's Intronet Division located in Waltham, Massachusetts and closed the Intronet Division in December, 1996.

3.   Changes In Registrant's Financing And Debt Position

     Loan Agreements

     On May 1, 1995, the Company entered into an agreement (the "May 1995 NCFC Agreement") with its then commercial lender, National Canada Finance Corp. ("NCFC"), and with Joseph M. Lobozzo II ("Lobozzo"), an officer, Director and the Company's controlling shareholder, to provide for an additional $700,000 of financing through an Overadvance Lending Facility (the "Overadvance Facility"). The May, 1995 NCFC Agreement required Lobozzo to advance the first $400,000 (the "Lobozzo Commitment") before NCFC was required to advance any of its $300,000 portion of the

     Overadvance Facility. As partial consideration for the Lobozzo Commitment, the Company also issued an option to Lobozzo exercisable through May 20, 1999, to purchase an additional 11,440,475 of the Company's common shares (the "May 1995 Lobozzo Option") at a total exercise price of $10. The principal of the Lobozzo Commitment which was outstanding at October 31, 1995 and October 31, 1996 was $571,670 and $400,000, respectively. The Lobozzo Commitment was critical in providing increased working capital to the Company. The Overadvance Facility was reported in a Form 8-K Current Report dated May 4, 1995. In February, 1997, Lobozzo transferred half of the May 1995 Lobozzo Option to his wife, Joanne M. Lobozzo ("Joanne Lobozzo"). In February, 1997, Lobozzo and Joanne Lobozzo exercised their portions of the Second Restated May, 1995 Lobozzo Option (as herein defined) and in February, 1997 received, respectively, 5,720,238 (Lobozzo) and 5,720,237 (Joanne Lobozzo) common shares of the Registrant. The Registrant considered that, as a result of the issuance and subsequent exercise of the Second Restated May, 1995 Option Agreement and the issuance of the 5,720,237 common shares to Joanne Lobozzo, Joanne Lobozzo also became a control person of the Registrant. Lobozzo remains a control person of the Registrant. (See the Form 8-K Current Report dated February 20, 1997, the "February, 1997 8-K Report"). (See Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", below). In April, 1997, the Company paid $350,000 of the principal amount on the Lobozzo Commitment. In May, 1997 the remaining principal balance outstanding on the Lobozzo Commitment was paid in full, and the documents upon which it was based were terminated.

     The termination of the May, 1995 NCFC Agreement and of the Lobozzo Commitment was reported in the Registrant's Form 10-Q Quarterly Report for the period ended April 30, 1997 filed in June, 1997 (the "April, 1997 Form 10-Q Report"). The Registrant's lending agreement with its commercial lenders, who are also its principal shareholders and controlling persons, was amended several times to, among other matters, extend the term of the lending agreement from December 10, 1996 to June 30, 1998. (See the April, 1997 Form 10-Q Report.)

     In June, 1997, the Company and the Lender (as herein defined) agreed to further amend the Lobozzo Loan (as herein defined) in the following respects: (a) the maximum amount was increased from $2,550,000 to $2,950,000; (b) the Company was permitted to borrow up to 100% of Eligible Receivables (as defined in the Lobozzo Credit Agreement) against all Eligible Receivables which come into existence from and after June 7, 1997, and the Company was further permitted to borrow up to 130% of Eligible Receivables for Eligible Receivables which existed as of June 6, 1997; and
     (c) effective June 7, 1997, the rate of interest on all loans provided by the Lender which shall exceed the available Borrowing Base (as defined in the Lobozzo Credit Agreement, as herein defined) was increased to five percent (5%) over Prime Rate (as defined in the Lobozzo Credit Agreement). The interest rate applicable to all principal amounts under the Lobozzo Loan which are within the available Borrowing Base remains at one and three quarters of one percent (1 and 3/4%) over Prime Rate, and the interest rate on the Lobozzo Loan in the event of maturity, by acceleration or otherwise, remains at three and three quarters of one percent (3 and 3/4%) over Prime Rate. (See the April, 1997 Form 10-Q Report.) At August 15, 1997, there was $2,719,500 outstanding on the Lobozzo Loan.

     As disclosed in Form 10-Q Quarterly Reports filed for the quarters ended January, April and July of Fiscal 1995 and Fiscal 1996, respectively, the original Credit Agreement between the Registrant and NCFC was executed on April 1, 1994, to provide a long-term credit facility (as amended the "NCFC Credit Agreement"). This credit facility, which was to expire on April 30, 1997, was amended five times, the last time being on October 27, 1995 (See
     Section 4 below and Item 13, "Certain Transactions - Lobozzo
     Transactions").


4. Additional Changes In NCFC Financing Arrangements, NCFC Forbearance Agreement And Amendments to NCFC Forbearance Agreement

     Forbearance Agreement

     On March 8, 1996, NCFC, the Registrant and Data Net entered into a Forbearance Agreement whereby, among other matters, NCFC agreed to forbear from exercising default remedies available to it against the Registrant and Data Net as a result of defaults under the NCFC Credit Agreement. The Forbearance Agreement was entered into as part of the procedure whereby Data Net, due to economic conditions in its industry, ceased operations and surrendered possession of the Data Net collateral under the NCFC Credit Agreement to NCFC. Under the NCFC Credit Agreement, NCFC was entitled to immediate possession of all of Data Net's collateral. In view of the termination of its business operations, Data Net voluntarily surrendered its collateral to NCFC so that NCFC could liquidate that Data Net collateral and apply the proceeds from the sale of such Data Net collateral to reduce the indebtedness owing from Data Net to NCFC. The collateral voluntarily surrendered by Data Net included Data Net's inventory, equipment, patents, field spare parts, trademarks, general intangibles and proceeds of the forgoing and other collateral as described in the General Security Agreement between NCFC, the Registrant and Data Net. The Forbearance Agreement was amended six times between March 8, 1996 and October 10, 1996 (as amended, the "Forbearance Agreement") when the NCFC Restructuring (as herein described) occurred.

     NCFC Restructuring

     The entire NCFC Restructuring was reported in a Form 8-K Current Report filed on October 24, 1996. On October 10, 1996, the Registrant restructured its principal commercial lending relationship whereby a major portion of the loan to the Registrant and Data Net from NCFC was purchased by Lobozzo, and the balance of the loan from NCFC to the Registrant and Data Net was restructured as a Term Loan (collectively, the entire transactions are referred to as the "NCFC Restructuring"). At August 15, 1997, there was $750,000 outstanding to NCFC under the Term Loan (the "Term Loan").

     Pursuant to the various agreements comprising the NCFC Restructuring, Lobozzo granted to the Registrant a loan (the "Lobozzo Loan") with a maximum amount of $2,550,000 (which was an increase in the loan amount that NCFC had committed to) and an interest rate which was lower than the interest rate charged by NCFC pursuant to the NCFC Credit Agreement. Lobozzo agreed to supply financing to the Registrant in the form of the Lobozzo Loan for a period of 60 days and renewed the Lobozzo Loan on December 10, 1996, and eventually extended the Lobozzo Loan through June 30, 1998. (See Item 3, "Changes In Registrant's Financing And Debt Position, Loan Agreements", above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 13, "Certain Transactions", below.)

     The agreement underlying the Term Loan requires the Company to maintain a ratio of field spare parts inventory to outstanding indebtedness of at least 2.5 to 1. The Company has been in compliance with this ratio for all periods since the inception of the Term Loan. As part of the NCFC Restructuring, Lobozzo pledged 480,000 of his common shares of the Company to NCFC. The Company agreed to present to its shareholders a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized common shares. Under certain circumstances, including the non-payment of the Term Loan by October 9, 1999, NCFC has the right to acquire up to 17.5% of the Company's common shares. If the Company does not take steps to provide these common shares, Lobozzo has agreed to provide those common shares by, among other means, the 480,000 common shares pledged by Lobozzo to NCFC. Management intends to present such a proposal to the shareholders at the next shareholder meeting. (See Item 5, "Market for Registrant's Common Shares and Related Shareholder Matters", below). As part of the transfer of half of his equity interest to Joanne Lobozzo, Joanne Lobozzo agreed to fulfill half of any of Lobozzo's obligations to NCFC. (See the February, 1997 Form 8-K Report.)

     Subordinated Debentures

     In November, 1992, the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due October 31, 1997 to W&G Data Net and W&G Dataspan (collectively, the "Sellers"), the Sellers of the assets acquired by Data Net in the Willcox and Gibbs Acquisition (the "Willcox and Gibbs Debenture"). As of October 31, 1995 and through October 31, 1996, the Company was in default under the Willcox and Gibbs Debenture, including the failure to make certain principal and interest payments thereunder.

     On November 25, 1996, the Registrant filed a Form 8-K Current Report stating that, as of October 31, 1996, the Registrant and the Sellers had signed a letter agreement (the "Rexel Letter Agreement"). Under the terms of the Rexel Letter Agreement, the Registrant purchased the Willcox and Gibbs Debenture, including principal and accrued interest, from the Sellers for the payment of $75,000, which payment was made in early Fiscal 1997. The purchase of the Willcox & Gibbs Debenture has been recorded in the Registrant's Fiscal 1996 financial results as an extraordinary gain of $455,384 associated with such purchase of debt. (See Item 13, "Certain Transactions - Willcox & Gibbs Transactions").

     As of October 31, 1995 and 1996, Data Net had issued to Lobozzo an 8% subordinated debenture (the "Lobozzo Debenture") in the face amount of $600,001. As originally issued, principal payments were due on the Lobozzo Debenture in three annual installments of $200,000 commencing January 31, 1996, subject to meeting bank loan covenants under the NCFC Credit Agreement. The Registrant guaranteed the Lobozzo Debenture. At the time of issuance of the Lobozzo Debenture, the Registrant issued to Lobozzo an Option Agreement (the "1992 Lobozzo Option Agreement") which entitled Lobozzo to purchase up to 1,304,350 common shares of the Registrant at $.46 per common share. The Lobozzo Debenture and the 1992 Lobozzo Option Agreement were each restated in January, 1995, to extend certain payment provisions (respectively, the "Restated Lobozzo Debenture" and the "Restated 1992 Lobozzo Option Agreement"). The Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement were later further restated in February, 1997 when Lobozzo transferred to Joanne Lobozzo half of the Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement, and those documents have been reissued as the "Second Restated Lobozzo Debentures" and the "Second Restated Lobozzo Option Agreements" (See Item 13, "Certain Transactions - Lobozzo Transactions"). No payments of principal have been made on the Second Restated Lobozzo Debentures, and the Second Restated Lobozzo Option Agreements remain unexercised as of the date of this Form 10-K Report. Lobozzo has waived the $200,000 payment due January 31, 1996 and January 31, 1997, and the Lobozzo Debenture is now due in annual installments of $200,000, commencing January 31, 1998.

     Amendments to the Lobozzo Loan

     In November, 1996, the Lobozzo Loan was amended ("Amendment No. 1 to the Lobozzo Loan") to, among other matters, reduce the rate of interest on the May 1995 NCFC Agreement relative to the Lobozzo Commitment and, with regard to certain overline advances made by Lobozzo between July, 1996 and October 9, 1996 (the "1996 Additional Lobozzo Advances"), to reduce the rate of interest to the annual rate of interest charged on the Lobozzo Loan. As of December 10, 1996, the Lobozzo Loan was amended ("Amendment No. 2 to the Lobozzo Loan") to, among other matters, extend the term of the Lobozzo Loan to March 31, 1997, and subsequently to June 30, 1998. In February, 1997, the Lobozzo Loan was amended ("Amendment No. 3 to the Lobozzo Loan") to, among other matters, transfer half of the Lobozzo Loan, half of the 1996 Additional Lobozzo Advances, half of the Lobozzo Commitment, half of the Restated Lobozzo Debenture and half of the Overline Advances (consisting of amounts loaned in excess of the Borrowing Base provided by the Lobozzo Loan, the "Overline Advances") from Lobozzo to his wife, Joanne Lobozzo. As of February 18, 1997, the Lobozzo Loan was amended ("Amendment No. 4 to the Lobozzo Loan") to, among other matters, extend the term of the Lobozzo Loan to April 30, 1997. As of April 30, 1997, the Lobozzo Loan was amended ("Amendment No. 5 to the Lobozzo Loan") to, among other matters, extend the term of the Lobozzo Loan to June 30, 1998. As of June 9, 1997, the Lobozzo Loan was amended ("Amendment No. 6 to the Lobozzo Loan") to, among other matters, make the changes described in Section 1 (A) (3) above. (See the April, 1997 Form 10-Q Report.)

5.   Termination Of Data Net's Operations

     On March 21, 1996, the Registrant filed the March, 1996 Form 8-K Report announcing that, effective March 8, 1996, Data Net had terminated its business operations. (See "A Return to the Company's Core Business" and "Additional Changes In NCFC Financing Arrangements, NCFC Forbearance Agreement And Amendments To NCFC Forbearance Agreements", above, and Item 13, "Certain Transactions - Lobozzo Transactions").

6.   Downsizing Of The Intronet Division

     In the fall of 1995, the Company reduced the size of its operating staff, and eventually closed, the Waltham, Massachusetts office of the Intronet Division. (See "A Return to the Company's Core Business" and "Additional Changes In NCFC Financing Arrangements, Forbearance Agreement And Amendments To NCFC Forbearance Agreement", above).

7.   1995 and 1996 Additional Lobozzo Advances

     In addition to the above-discussed loans made by Lobozzo and Joanne Lobozzo to the Registrant, specifically, the Second Restated Lobozzo Debenture, the $400,000 Lobozzo Commitment, the Lobozzo Loan and the Overline Advances, Lobozzo has also made working capital loans (the "1995 Additional Lobozzo Advances") and the 1996 Additional Lobozzo Advances on a regular basis to the Registrant to assist it in the purchase of equipment for sale to customers and to meet its trade obligations. The 1995 Additional Lobozzo Advances were in the maximum amount of $354,128, including interest thereon, and have all been repaid. As of October 31, 1995, the amount due to Lobozzo was $171,670 in principal plus accrued interest of $9,069 on the 1995 Additional Lobozzo Advances, in addition to $400,000 on the $400,000 Lobozzo Commitment discussed above. As of October 31, 1996, $633,600 in principal plus accrued interest of $4,340 relating to such 1996 Additional Lobozzo Advances was included in the total amount outstanding on the Lobozzo Loan. As of the date of this Form 10-K Report, $633,600 is outstanding on the 1996 Additional Lobozzo Advances. (See Item 13, "Certain Transactions - Lobozzo Transactions".)

8.   Project overruns

     At the time of the Intronet Acquisition in November, 1994, the Company entered into a major contract for in excess of $4,000,000, with a well-known eastern college to provide extensive on-campus computer access to all of the college's buildings. The contract, to be performed by the Intronet Division, was essentially completed in Fiscal 1995. Certain other "punch-list" items were completed in Fiscal 1996, and the obligations of the Company under the contract have been completed. Actual costs incurred by the Company significantly exceeded contractual estimates. The Company has asserted certain claims against the college and a subcontractor has asserted a claim against the Company (and has asserted a lien against the college), and the subcontractor has commenced a litigation against the Company's bonding company based upon the Company's performance bond) seeking approximately $112,000 in damages. The college has rejected a significant portion of the Company's claim, including the portion dealing with the claim of the subcontractor. The Company has not been named in the litigation. As of the date of this Form 10-K Report, the matter remains unresolved. (See Item 3, Legal Proceedings)

9.   Relocation of Functions

     Following the resignations of Messrs. Loomis and Smith discussed above under "Changes In The Company's Senior Management", in July, 1995 the

     Company closed its Syracuse, New York executive/administrative office. The Company's principal executive offices were moved to Rochester, New York, and the remainder of the administrative functions previously performed in the Syracuse office were either terminated or moved to the Company's operational headquarters in its Teterboro, New Jersey facility. The remaining employees associated with the Syracuse office were either terminated or moved to Teterboro, New Jersey.

B.   Services, Products and Markets

     The Company operates in an extraordinarily large market. While the Company's total sales and revenues are a fractional percent of the dollars spent each year for services and products related to Computer Systems Data Communications and Lan/Wan Networks, the Company, nevertheless, does have certain long-standing relationships with major brokerage firms, banks, hospitals and pharmaceutical companies. By refocusing on its core business, the Company is seeking to expand its existing relationships, has won several new accounts and is attempting to enter into contracts with new customers.

     The Company's customers are not committed to fulfilling their Computer System and Data Communication needs through a single supplier. Performance differences as well as constant changes in technology make such a commitment nearly impossible. As a result, service and integration needs have become far more complex requiring knowledge of multiple manufacturers' products, how they interact with each other and how they must be serviced/maintained. This complexity has become significant enough that many customers are now considering, or are already, outsourcing complete management of their Computer System and Data Communication needs. By doing so, such customers are no longer compelled to maintain internal resources to perform the same or similar functions. The Company hopes to be able to take advantage of these market opportunities.

     Consequences of this trend are likely to include increased margin pressure on third party maintenance providers which are not able to provide higher level technical services and continued margin pressure on companies which are exclusively product/distribution-oriented.

     1.   Technical Services

     The Company's core business is based on providing technical and maintenance services in direct support of its customers' Computer Systems, Data Communication Systems and Lan/Wan Networks. Broadly, these services include:

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

          Technical services are either charged at a pre-determined contractual price or on the basis of labor and materials used. Maintenance services are generally performed at a customer's site on an "on-call" basis, either pursuant to a contract of a specified term and coverage ("Service Agreement") or, as in the case of technical services, on a time and materials basis.

          In Fiscal 1996, approximately 92% of the Company's total revenue was generated from contractual Service Agreements. This compares to 90% in both Fiscal 1995 and Fiscal 1994. Technical services and maintenance are performed either at the customer's site or at one of the Company's regional offices or the Company's depot facility located at Teterboro, New Jersey. Project-related technical services are most often initiated through an authorization to proceed given by the customer following a competitive bid process. A Service Agreement-related repair service is initiated by the customer, usually by telephoning the Company's National Response Center which then dispatches a field engineer to diagnose the source of the problem and to repair or to replace the malfunctioning component or equipment. The Company's service personnel are sometimes permanently located at the customer's site in order to ensure optimum response time to the customer's needs.

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

          Customer Service Agreements generally have an initial term of one year and continue thereafter until terminated by either the customer or the Company, usually upon 90 days prior written notice. After the first year, the Company may increase or decrease the prices related to this service, typically with 90 days advance written notice to the customer. In some cases the Company provides service at customer sites as part of a subcontracting agreement with another provider, usually a manufacturer or reseller of equipment which has taken responsibility as prime contractor for all maintenance services. In these cases, the provider (prime contractor) is responsible for payment of all services rendered by the Company to the end user. The Company currently is engaged in this type of sub-contractor relationship with several large organizations.

          The Company maintains a significant inventory of spare parts in order to ensure prompt servicing of its customers' requirements. This inventory is replenished on a regular basis based on the number of different systems being supported, past parts usage and anticipated future requirements.

     Marketing

          The Company markets its technical services by direct development of customers through its sales force and senior management and by initiating and responding with technical and price proposals when customer needs are specifically identified. Unique to the Company's approach is its emphasis on custom-crafted solutions which focus on creating the resources to meet a customer's specific needs instead of attempting to modify customer needs to fit specific resources.

     Competition

          The Company competes both with third-party service providers which are either nationally based or have strong regional presence and with manufacturers and/or large distributors which have their own technical service organizations. It is management's belief that the Company competes with third-party providers on the basis of technical competence, customer satisfaction, responsiveness and effectiveness of services as well as the price at which such services are provided and with manufacturers on the basis of its breadth of product availability as well as its ability to service these multiple product lines. The Company also believes that its scope of services, its presence in the industry and its specific expertise in computer systems and networks gives it an advantage over traditional maintenance companies and enables it to compete on a regional/national basis.

          In the third quarter of the fiscal year ended October 31, 1997 ("Fiscal 1997"), a major customer canceled a network services agreement and certain other agreements where the Company provided on-site services. The Company is redeploying its resources from this customer's site to perform services at certain other major customers' sites in order to meet an increase in demand for services at these locations.

     Deferred Revenue and Contracts in Force

     As of October 31, 1996, 1995 and 1994, deferred service revenue to be earned in subsequent periods was $2,131,000, $1,665,000 and $1,783,000, respectively. As of October 31, 1996, the Company had service maintenance contracts and technical service contracts in force with a total billed volume for their respective billing cycles (monthly, quarterly, semi-annually and annually) as of those respective dates of approximately $3,930,000, subject to renewal on contract anniversary dates, compared with approximately $5,772,000 at October 31, 1995 and $6,558,000 at October 31, 1994. The decreases of $1,842,000, or 32%, in Fiscal 1996 and $786,000, or
     12%, in Fiscal 1995 are indicative of the Company's customers' preference for time and materials-based agreements. As of July 31, 1997, the Company had service maintenance contracts and technical service contracts in force with a total billed volume for their respective billing cycles of approximately $3,290,000 subject to renewal on contract anniversary dates. (See Section (A) (2), above)

     2.   Products

          Notwithstanding the Company's strategic decision to withdraw from the product distribution business through the termination of Data Net's business operations, in addition to the technical services provided and in selected projects requiring the acquisition and installation as well as the servicing of equipment, the Company continues to distribute a wide variety of Computer System, Data Communication and Networking products from various manufacturers. The types of equipment included are modems, multiplexers, channel banks, CSU/DSU's, workstations, terminal servers, hubs, bridges, routers, gateways, cable assemblies, bulk cable and cabinets.

     3.   Other Aspects Of The Company's Business

          It is not believed that the Company's business is seasonal; however, several large service and maintenance contracts are usually renewed near the calendar year-end and at calendar mid-year. The Company does not believe its business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material, adverse effect on the Company's business. No customer accounts for more than ten percent (10%) of the Company's consolidated revenues. No significant portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. Research and development activities are not considered to be material to the Company's operations.

     4.   Recent Developments


          Management has announced that two contract awards have occurred since the close of Fiscal 1996 which exemplify the Registrant's progress. The two contracts are as follows:

     - The Registrant has been awarded a five-phase system integration project from the Town of Fairfield, Connecticut. The installation phase of this project was completed in mid-April, 1997. The project included premises distribution wiring, installation of 121 Desktop Client Work Stations, installation of network equipment, installation of file servers and a Network Maintenance Station and installation of network printers. With the completion of the installation phase, the Registrant is now providing maintenance services and Help Desk support for all equipment installed. The aggregate revenues from this customer are approximately $953,000. The revenues on the project portion were recognized in the fourth quarter of Fiscal 1996 and the first and second quarters of Fiscal 1997.

     - A major, multi-location financial services firm has awarded the Registrant a contract for hardware maintenance and software support of a 1,300 Work Station/10 related File Server and Printer environment. The Registrant will assign 12 persons to the site to provide a continuum of services, hardware maintenance, software support, Help Desk services, installation and upgrades. The aggregate revenues from this customer, to be earned over Fiscal 1996 and Fiscal 1997, are approximately $1,269,000. The Registrant also expects to provide project support to this client for inventory asset management with bar coding and software control.

     For information regarding the cancellation of certain agreements by a major customer, see Section (B) (1), above.

     5.   Government Regulation

          To the best of the Company's knowledge, it is currently in compliance with environmental statues and regulations.

     6.   Executive Officers Who Are Not Directors

          John DeVito, President and Chief Operating Officer of the Registrant and of each of its subsidiaries, joined the Company as a result of the acquisition by the Company of R&M Associates Electronic Data Products Service, Inc. in June, 1990. Frank J. Donnelly, Chief Financial Officer and Chief Accounting Officer, and Edward Drohan, Vice President, Sales and Marketing, each joined the Company during Fiscal 1996.

     7.   Employees

          As of October 31, 1996 and October 31, 1995, the Company had 160 and 232 full and part-time employees, respectively. Total employees as of October 31, 1995 included the Data Net employees whose employments were terminated in March, 1996 and employees of the Intronet Division whose employments were terminated in Fiscal 1996. As of August 15, 1997, the Company had approximately 136 full-time employees. The reduction in employees was principally the result of the termination of Data Net's and the Intronet Division's operations, events to which reference has previously been made in Section A of this Form 10-K Report.

     Except as noted below, the employees of the Company are not covered by any collective bargaining agreement, and the Company has never experienced a strike or work-stoppage. The Company does have an agreement with a New Jersey union to provide cable installers as needed. The number of employees subject to this agreement fluctuates between 2 and 20 and includes career managers of that division. The Company considers its relations with its employees to be good.

C.   Presentation of Certain Financial Statement Data

     On February 13, 1996, the Registrant filed a Annual Report on Form 10-K (the "Fiscal 1995 Form 10-K") with unaudited financial statements for the fiscal year ended October 31, 1995 ("Fiscal 1995"). The financial results for Fiscal 1995 included in the Fiscal 1995 Form 10-K had not been audited due to the sudden death in December, 1995 of the Registrant's Controller and Chief Accounting Officer and the resignation of another key financial staff person, which also occurred in December, 1995. Thereafter, the Registrant retained the services of interim financial personnel, including an interim and Acting Chief Financial Officer until a permanent replacement could be hired. The Registrant's Acting Chief Financial Officer was responsible for managing the Registrant's cash resources and banking relationships. Later, in February, 1996, the Registrant hired a Chief Financial Officer and Principal Accounting Officer. The Registrant intends to file an amendment to the Fiscal 1995 Form 10-K to include the audited financial statements for Fiscal 1995, which Fiscal 1995 audited financial statements are also included in this 1996 Form 10-K Report. (See above, "Changes In The Company's Senior Management", and the discussion below with respect to the accounting classification of the financial results of the Registrant's Data Net subsidiary and its Intronet Division).

     In March, 1996, the Registrant's wholly-owned subsidiary, Data Net terminated its business operations and surrendered all of its assets to its commercial lender (See Item 1, (A) (1), above). Accordingly, in the

     Form 10-Q Quarterly Reports filed for the quarters ended January 31, 1996, April 30, 1996 and July 31, 1996, respectively, the Registrant included the financial results of Data Net under discontinued operations, with the financial results for the Registrant's core business, which included its Intronet Division located in Waltham, Massachusetts, included in the aforementioned Form 10-Q Quarterly Reports under results from continuing operations.


     Because of the relocation in 1995 of the Registrant's operating headquarters from Syracuse, New York to Teterboro, New Jersey, the turnover in key financial and other administrative staff, as well as the termination of operations in the Company's Data Net subsidiary and Intronet Division and the resulting impact on management's ability to denote time to the core operation, the Company was delayed in finalizing its audited results for Fiscal 1995. The Fiscal 1995 Form 10-K which the Registrant filed on February 13, 1996 with unaudited financial statements for Fiscal 1995 included the financial results for Data Net under continuing operations. In accordance with an SEC interpretation announced in December, 1996, the Registrant determined the need to file an amendment to its Fiscal 1995 Form 10-K, with audited financial statements for Fiscal 1995, and with Data Net's results included in continuing operations, notwithstanding the fact that, at the time of filing the amendment to the Fiscal 1995 Form 10-K (which filing has not yet occurred), Data Net's business operations had been terminated.

     This 1996 Form 10-K Report contains the financial results for Data Net included in this Form 10-K Report under discontinued operations for all fiscal periods. This 1996 Form 10-K Report contains audited financial statements for both Fiscal 1995 and Fiscal 1996, and a discussion of each of these financial statements is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     During the fourth quarter of Fiscal 1996 management decided to terminate the business operations of its Intronet Division located in Waltham, Massachusetts. Termination of the Intronet Division's business operations was substantially completed by the end of Fiscal 1996, and the office was closed in December, 1996 (See Item 1, A (1), above). As a result of the termination of the Intronet Division's business activities in Fiscal 1996, the financial results for the Intronet Division are also included in this Form 10-K Annual Report under discontinued operations for all fiscal periods.

Item 2. Properties


          Offices

          The Company maintains offices in the cities referred to below. In addition to the locations listed below, customers provide, at no cost to the Company, facilities at their premises in:

          Jersey City, New Jersey                   Pompton Plains, New Jersey
          Mahwah, New Jersey                        Toms River, New Jersey
          King of Prussia, Pennsylvania             White Plains, New York
          Livingston, New Jersey                    Wilmington, Delaware
          New York City, New York                   Lakehurst, New Jersey



                                          Base
                                         Monthly        Expiration     Approx.
     Location                             Rent             Date         Sq.Ft.
     --------                             ----             ----         ------
     Escondido, California           $     550           4/30/99        1,200
     Wilmington, Delaware                  355           2/28/97          400
     Altamonte Springs, Fl.                642           11/30/97         800
     Sunrise, Florida                    1,166           1/31/98        1,200
     Beltsville, Maryland                  300           Monthly          510
     Waltham, Mass.                      3,700           3/15/97        1,250
     Teterboro, New Jersey              23,974           7/31/01       38,000
     Feasterville, Pa.                   1,300           6/14/00        1,200

          Management considers its present leased space to be adequate for current operations. The Company relocated its Syracuse office/service center to its Teterboro facility in July, 1995. The Company closed its Syracuse location and terminated the lease. In September, 1996, and simultaneously with the expiration of its lease, the Company closed its office in Atlanta, Georgia. In December, 1996, the Company closed its office in Waltham, Massachusetts where it had previously ceased all operations at its Intronet Division. The Company subleases a portion of its Teterboro, New Jersey leased premises to a cable manufacturing firm, such sublease consisting of 5,355 square feet at a base monthly rent of approximately $3,195 on a month-to-month basis without a written lease.

Item 3. Legal Proceedings

          In Fiscal 1996, an agreement was reached with the State of New York ("New York State") relative to payment of New York State sales taxes for the period from July, 1995 through April, 1996, in the amount of $349,000 plus interest. No litigation or administrative proceeding was commenced and all required payments to date as stipulated in the agreement have been made. The amounts related to this sales tax liability is reflected in the financial statements as of October 31, 1995 and October 31, 1996, respectively.

          As a result of another sales tax audit, on January 10, 1997, New York State asserted a claim, originally in the amount of approximately $125,000, excluding any interest and penalties, against both the Company and Data Net for alleged sales taxes owed, for the period September, 1993 through May, 1996. The Company and Data Net disagreed with the findings and communicated such disagreement in writing to New York State. The Company instituted efforts to obtain documentation supporting the validity of its classification of certain sales made by both entities as non-taxable. As of May 9, 1997, support for the validity of classifying approximately 74% of such sales made by both entities as non-taxable had been obtained and sent to New York State. New York State has sent a revised determination of approximately $65,000, excluding any interest and penalties. The Company is continuing to research its records for the remainder of the affected sales. The Company and Data Net believe that, upon review of the records to be submitted, New York State will reduce its claim accordingly. The amount of the potential sales tax liability as of October 31, 1996 is reflected in the financial statements.

          A litigation has been commenced against the Company's bonding company relative to a dispute relating to a contract with an eastern college. (See "Item 1, A (8)", above). As of the date of this Form 10-K Report, neither the litigation nor the dispute had been resolved. as of October 31, 1995 and October 31, 1996. The Company is in the early stages of this dispute and does not anticipate that it will have any liability as a result of any proceedings related to this matter, although no guaranty can be given that some liability to the subcontractor might not accrue to the Company, in an undeterminable amount, as a result of subcontractor's claim against the Company's bonding company. Hence, no accrual has been made in the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to shareholders for a vote during the fourth quarter of Fiscal 1996.

                                     PART II

Item 5. Market for Registrant's Common Shares and Related Stockholder Matters

          During the period ending October 31, 1995, the common shares of the Registrant were traded on the over-the-counter NASDAQ market under the symbol "DCIS". As of November 10, 1995, the common shares of the Registrant fell below the NASDAQ minimum bid price guidelines and, to the best knowledge of management, since then, have traded only on local OTC markets. There were approximately 450 and 450 holders of record of the Company's common shares at the end of Fiscal 1996 and Fiscal 1995, respectively. As of August 15, 1997, there were approximately 450 holders of record of the Company's common shares. The high and low bid prices of the common shares during each quarter of Fiscal 1995, Fiscal 1996 and the first three quarters of Fiscal 1997 were as follows:

                        Fiscal 1995 Asked and Bid Prices
                        --------------------------------

                                     Asked                                Bid
                                     -----                                ---
          1st Quarter                $1.13                              $0.86
          2nd Quarter                $0.75                              $0.75
          3rd Quarter                $0.38                              $0.13
          4th Quarter                $0.25                              $0.13

                        Fiscal 1996 Asked and Bid Prices
                        --------------------------------

                                     Asked                                Bid
                                     -----                                ---
          1st Quarter                $0.08                              $0.04
          2nd Quarter                $0.50                              $0.28
          3rd Quarter                $0.25                              $0.13
          4th Quarter                $0.10                              $0.10

                        Fiscal 1997 Asked and Bid Prices
                        --------------------------------

                                     Asked                                Bid
                                     -----                                ---
          1st Quarter                $0.13                              $0.13
          2nd Quarter                $0.13                              $0.13
          3rd Quarter                $0.13                              $0.08

          As of August 15, 1997, the Company's common shares were quoted at $.08 bid and $.13 asked. The over-the-counter market quotations described above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          No cash dividends have been declared on Company's shares for Fiscal 1996, Fiscal 1995 or Fiscal 1994. The Company anticipates that, for the foreseeable future, any earnings that may be generated from its operations will be used to reduce debt and provide working capital. Payment of dividends are prohibited under the terms of certain of the Company's loan agreements. In any event, the payment of dividends in the future will depend upon the Company's financial condition, capital requirements and earnings and such other factors as the Board of Directors may deem relevant.

          The Company last held a shareholder meeting in March, 1995. The Company intends to hold a special meeting of shareholders for the election of directors and for certain other matters, such as increasing the number of authorized common shares to enable it to comply with its obligations to NCFC, following the filing of this Form 10-K Annual Report. (See Item 1,
     (A) (4) "NCFC Restructuring", above).

Item 6.                      Selected Financial Data         Delta Computec Inc.

The selected data presented below as of and for each of the five fiscal years ended October 31, 1996, 1995, 1994, 1993 and 1992 are derived from the financial statements of the Registrant which have been audited by Deloitte & Touche LLP, independent auditors. Data as of and for the fiscal years ended October 31, 1995, 1994, 1993 and 1992 have been restated to reflect the termination of operations effective March 8, 1996 in the Company's Data Net subsidiary, as well as the termination of operations in the Company's Intronet Division effective October 31, 1996. This data should be read in conjunction with the related financial statements and notes included elsewhere in this Form 10-K Report.


====================================================================================================================================
                                              1996(1)            1995(1)            1994(4)          1993(4)            1992
STATEMENT OF OPERATIONS DATA:
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                             $ 12,213,933       $ 10,292,270       $  9,553,737     $  8,939,473       $  8,468,566
------------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations      560,513           (130,502)           298,337         (129,485)           242,954
------------------------------------------------------------------------------------------------------------------------------------
Extraordinary Items                             455,384(3)              --                 --               --            156,000(3)
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Change               --                 --                 --          730,630(2)              --
------------------------------------------------------------------------------------------------------------------------------------
(Loss) from Discontinued Operations          (1,843,487)        (4,965,417)          (941,763)        (395,155)                --

------------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                            (827,590)        (5,095,919)          (643,426)         205,990            398,954
------------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss)/Share:
  Continuing Operations                             .08               (.02)               .04             (.02)               .04
  Extraordinary Items                               .07                 --                 --               --                .02
  Cumulative Effect of Accounting Change             --                 --                 --              .11                 --
  Discontinued Operations                          (.27)              (.73)              (.13)            (.06)                --
  Net Earnings (Loss)                              (.12)              (.75)              (.09)             .03                .06

------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA :
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                               $  7,171,386       $ 10,216,635       $ 13,521,285     $ 13,851,817       $  6,174,750
Short-Term Debt                                  75,000          3,813,925                 --        3,624,339            708,663
Long-Term Debt                                3,405,461            571,670          3,716,820          424,851            426,230
Subordinated Debentures                         600,001          1,075,001          1,087,501        1,112,501          1,000,000
Stockholders' (Deficit) Investment           (2,753,412)        (1,925,822)         3,170,097        3,813,398          1,532,943
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================


(1) Operating results include the results of the Intronet Division from the date of the Intronet Acquisition in November, 1994.

(2) The Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes" effective November 1, 1992. This statement supersedes FAS No. 96 "Accounting for Income Taxes". The cumulative effect of adopting FAS No. 109 on the Company's financial statements was to increase income by $730,630 ($.11 per share) for the year ended October 31, 1993. (See Note 6 to the Financial Statements).

(3) Fiscal 1996 amount relates to gain on purchase of debenture. Fiscal 1992 amount relates to utilization of tax loss carryforwards.

(4) Statement of Operations data has been reclassified to reflect discontinuance of operations of the Company's Delta Data Net subsidiary.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As reported in the March, 1996 Form 8-K Report, and as discussed in Item 1 and Note 2 to the Consolidated Financial Statements, on March 8, 1996 the Company's wholly-owned subsidiary, Data Net, terminated its business activities and ceased all of its operations. Accordingly, Data Net's operating results for Fiscal 1994, 1995 and 1996 are reported in the loss from discontinued operations, and the prior years' income statements for Fiscal 1994 and 1995 have been restated to exclude Data Net's results for those respective years. As discussed in Item 1 A, management decided in the fourth quarter of Fiscal 1996 to terminate operations in its Intronet Division in Waltham, Massachusetts and closed the Intronet Division's office in December, 1996. Accordingly, the Intronet Division's operating results for Fiscal 1995 and 1996 are also reported in the loss from discontinued operations. The financial results for continuing operations for all fiscal periods are for the Company's core business operations, specifically those operations relating to providing computer system, data communication and Lan/Wan technical services and products.

     Results of Operations

     Operating results for Fiscal 1996 reflected net earnings from continuing operations of $560,513 (5% of total revenues) or $.08 per share, excluding a $455,384 extraordinary gain on purchase of debt (See below), compared with a loss from continuing operations of $130,502 (1%) or $.02 per share for Fiscal 1995 and earnings from continuing operations of $298,337 (3%) or $.04 per share for Fiscal 1994. The turnaround in financial performance of continuing operations as reflected in results for Fiscal 1996 showing an improvement of $691,015 in earnings from continuing operations over Fiscal 1995 included the combined impact of the following: (1) a 22% increase in service revenue and a 19% increase in total revenues; and (2) a five percentage-point improvement in gross margin, partially offset by higher operating expenses. Operating results for continuing operations for Fiscal 1995 were negatively impacted by the continued detrimental effects of the Company's cash flow and liquidity problems and non-recurring costs associated with administrative staff turnover. In addition, the Company's operating results in Fiscal 1995 were adversely affected by: (1) a writedown in its spare parts inventory for obsolescence charges of approximately $427,000; (2) a writedown of approximately $285,000 in intangible assets pertaining to the Company's core business to write off certain of these assets as well as to adjust the estimated realizable economic benefit period on certain other items; and (3) the writedown of approximately $1,202,000 in deferred tax assets. These writedowns aggregated $1,914,000. The profitable operating results for Fiscal 1994 were partially offset by the negative impact of charges for obsolete inventory, litigation and relocation expenses.

     Management adjusted the amount of the deferred tax assets, as included in the Fiscal 1995 consolidated financial statements and as described in Note 5 to the consolidated financial statements, which are related to the Company's net operating loss carryforwards and associated tax benefits which can be utilized in future periods, in order to set the carrying value of such assets at a conservative amount. The total amount of such tax assets can be realized if the Company is able to generate sufficient taxable income within the respective carryforward periods.

     Extraordinary Gain

     In Fiscal 1996, the Registrant realized an extraordinary gain of $455,384 on the purchase of the Willcox and Gibbs Debenture (See Item 1, A, (4) "Subordinated Debentures" and Item 13, "Certain Transactions - Willcox and Gibbs Transactions").

     Discontinued Operations

     As discussed above in Item 1 and Notes 1 and 2 to the Consolidated Financial Statements, in March, 1996, the Company's wholly-owned subsidiary, Delta Data Net, Inc., terminated its business operations. In addition, in the fourth quarter of Fiscal 1996, management decided to terminate operations in its Intronet Division in Waltham, Massachusetts and closed the Intronet Division's office in December, 1996. Accordingly, Data Net's operating results for Fiscal 1994, 1995 and 1996 are reported in the loss from discontinued operations, and the prior years' income statements for Fiscal 1994 and 1995 have been restated to exclude Data Net's results for those respective years. The Intronet Division's operating results for Fiscal 1995 and 1996 are also reported in the loss from discontinued operations. As explained below, the losses incurred by both Data Net and the Intronet Division have had a very material impact upon the Company's overall operating results.

     Data Net's operating losses in Fiscal 1996, incurred subsequent to October 31, 1995 through March 8, 1996, as well as expenses directly related to the termination of Data Net, net of a gain realized on disposal of assets less liabilities not assumed by the Company, and the operating losses for Fiscal 1995 and 1994, have been reported in the consolidated statements of operations under Loss from Discontinued Operations for those respective years. For Fiscal 1996, the aggregate Loss from Discontinued Operations was $1,843,487 or $.27 per share, consisting of $933,843 relating to Data Net and $909,644 relating to the Intronet Division, the latter of which includes $102,375 in operating losses incurred subsequent to October 31, 1996. For Fiscal 1995 and 1994, Data Net incurred net losses of $1,821,307 (13% of Data Net's revenues) or $.27 per share and $1,355,763 (9%) or $.20 per share, respectively. The Intronet Division incurred a net loss of $1,811,110 (28% of Intronet's revenues) in Fiscal 1995 or $.27 per share, the latter including a $330,164 write-off of goodwill. During Fiscal 1996, unbudgeted completion costs on a fixed price contract initiated in a previous fiscal year, poor margins on two other major contracts and a general downturn in this operation's business exacerbated the division's poor results.

     Revenues

     Total revenues from continuing operations were $12,213,933 for Fiscal 1996, $10,292,270 in Fiscal 1995 and $9,553,737 in Fiscal 1994. The increase of $1,921,663 (19%) in Fiscal 1996 was the result of new business and the renewal of business from the Company's existing customer base, as management refocused its energies on the Company's core business activities. Revenues for Fiscal 1995 increased $738,533 or 8% over Fiscal 1994.

     Service revenues were $11,282,558 (92% of total revenues) in Fiscal 1996, $9,270,583 (90%) in Fiscal 1995 and $8,558,262 (90%) in Fiscal 1994. The
     increases in service revenues in Fiscal 1996 and Fiscal 1995 over the preceding fiscal years were $2,011,975 (22%) and $712,321 (8%), respectively. Fiscal 1996's growth reflects the renewal of business from the Company's existing customer base, as well as new customers, as management refocused its energies on the Company's core business activities.

     Equipment sales were $931,375 (8% of total revenues) in Fiscal 1996, $1,021,687 (10%) in Fiscal 1995 and $995,475 (10%) in Fiscal 1994. The

     decrease of $90,312 (9%) in equipment sales in Fiscal 1996 reflects management's decision to focus on service and project revenue in developing the Company's core business. Fiscal 1995 equipment sales were $26,212 and (3%) over Fiscal 1994.

     Costs and Expenses

     Service costs for Fiscal 1996, Fiscal 1995 and Fiscal 1994 were $7,524,523 (67% of service revenue), $6,569,363 (71%) and $6,115,600 (72%), respectively. The improvement of four percentage points in service costs as a percentage of service revenue in Fiscal 1996 reflects the benefit from the significant increase in service revenue. The one percentage-point improvement in service costs, as a percentage of service revenue, in Fiscal 1995 reflects the benefit derived from the increase in service revenue.

     Costs of equipment sold for Fiscal 1996, Fiscal 1995 and Fiscal 1994 were $1,155,711 (124% of equipment sales), $1,301,499 (127%) and $769,494 (77%), respectively. Cost of equipment sold in Fiscal 1996 and Fiscal 1995 eroded as a percentage of equipment sales from Fiscal 1994's percentage, resulting in a negative gross margin, because of lower margins on sales of Data Communication equipment sold due to price pressure in the marketplace and the writedown in spare parts.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for Fiscal 1996, Fiscal 1995 and Fiscal 1994 were $2,878,456 (24%), $2,255,858 (22%) and $2,113,740
     (22%), respectively. Selling, general and administrative expenses increased $622,598 or 28% in Fiscal 1996 and $142,118 or 7% in Fiscal 1995. The
     increase in Fiscal 1996 was due to higher personnel and associated benefit costs, increased recruitment, professional and consulting fees.

     Inventory and Product Obsolescence

     In Fiscal 1995, the Company accounted for normal product obsolescence through inventory reserves. The Company wrote down its spare parts by approximately $427,000 for obsolescence. These charges were recognized during the fourth quarter of Fiscal 1995. The Company took an additional inventory reserve of $84,000 in Fiscal 1996.

     Interest Expense

     Interest expenses reported in continuing operations for Fiscal 1996, Fiscal 1995 and Fiscal 1994 were $87,241 (1%), $142,550 (1%) and $60,992 (1%), respectively. Interest expense decreased by $55,309 and 39% in Fiscal 1996 due to the fact that the major portion of the Company's borrowing requirements in Fiscal 1995 and Fiscal 1994 were related to the negative cash flow from discontinued operations, which negative cash flows abated in

     Fiscal 1996. Interest expense increased by $81,558 or 134% in Fiscal 1995 as a result of increased borrowing necessitated by the Company's cash flow constraints.

     Income Taxes

     There was an income tax provision of $1,203,000 recorded for Fiscal 1995 relating to the writedown in deferred tax assets. An income tax credit of $260,000 was recorded for Fiscal 1994. Income taxes are recognized for the amount of taxes payable or refundable for the current tax year, and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Registrant's consolidated financial statements or tax returns.

     At October 31, 1995, the Registrant had accumulated approximately $6,506,000 of operating loss carryforwards for tax purposes which was primarily the result of losses generated by its newly-acquired business units over the three fiscal years ending October 31, 1993, 1994 and 1995, respectively. The Registrant had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet, through October 31, 1994. The Registrant incorporated in its financial statements at October 31, 1995 additional reserves in the amount of $2,376,000 for the valuation of previously recorded deferred tax assets. The Registrant will continue to assess, in future periods, the value of these deferred tax assets which expire in varying amounts between the years 2001 and 2009. This assessment will include the Registrant's ability to project adequate profits to utilize the operating loss carryforwards.

     New Accounting Standards Pronouncements

     1.   Impairment of Long-Lived Assets

          Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", must be adopted by the Company in Fiscal 1997. The standard requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and, therefore, does not believe that the adoption of the standard will have a material effect on its financial position or results of operations.

     2.   Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning December 15,

     1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Management believes that adoption of the new standard will not have a material effect on the Company's net income and earnings per share.

     3.   Earnings Per Share

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for Fiscal 1997. Early adoption of the statement is not permitted. The Company is currently evaluating what impact this standard will have on its disclosures.

     4.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statement format and is effective for financial statements for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Items considered comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. In the opinion of management, SFAS No. 130 will not have a material effect on the Company's financial statements.

     Liquidity and Capital Resources

     The Company experienced a significant consolidated net loss in Fiscal 1996, which was attributable to the operating losses incurred by its Data Net subsidiary and the Intronet Division. The Company has financed its working capital requirements, capital expenditures and debt service from its financing arrangements and trade debt.

     The unaudited financial statements as set forth in the Registrant's April, 1997 Form 10-Q Report for the period ended April 30, 1997 indicated that the significant consolidated losses of Fiscal 1996 have abated, according to the unaudited financial statements for the first and second quarters of Fiscal 1997, resulting in an improvement in the Company's financial position. These improved, unaudited figures are not a guarantee that the improved financial position can continue into the future.

     The Registrant's lending agreement with its commercial Lenders, who are also its principal shareholders and controlling persons, has been amended to, among other matters, extend the term of the lending agreement to June 30, 1998. The maximum amount of the loan has also been increased from $2,550,000 to $2,950,000. If any loans are ever made in excess of the available Borrowing Base (as defined in the Lobozzo Credit Agreement), such excess amounts shall bear interest at 5% over the Prime Rate. The Lenders and the Registrant have also revised the factors determining the basis upon which receivables will be eligible for inclusion in the Borrowing Base. The Registrant's management believes that this amended Lobozzo Credit Agreement will provide the Company with necessary liquidity and cash resources through June 30, 1998. For additional information regarding the NCFC Restructuring and the Lobozzo Loan. (See Item 1, above, Item 13, below and
     Note 3 to the accompanying financial statements.)

     The Registrant has financed its working capital requirements, capital expenditures and debt service from its financing arrangements and trade debt. Cash provided by operations in Fiscal 1996, 1995 and 1994 totaled $2,093,318, $210,449 and $1,232,188, respectively. Net cash provided by operations of $2,093,318 in Fiscal 1996 was the result of non-cash charges plus working capital from the effect of reductions in accounts receivable and inventory, coupled with an increase in deferred service revenue, offset in part by the net loss plus reductions in accounts payable and accrued expenses. Net cash of $210,449 provided by operations in Fiscal 1995 was the result of non-cash charges plus working capital from reductions in accounts receivable and inventory, an increase in accounts payable and accrued liabilities, deferred taxes and sales taxes payable, most of which was offset by the net loss, which included a full year of losses for Data Net. Net cash provided by operations in Fiscal 1994 of $1,232,188 resulted from the net effect of non-cash charges and the net loss, for net cash provided of $619,052, and cash provided by changes in working capital investment.

     Working capital at October 31, 1996, 1995 and 1994 was ($1,974,918), ($3,827,646) and $2,669,321, respectively. The working capital deficit in Fiscal 1996 decreased $1,852,728 from Fiscal 1995, reflecting the decline in working capital investment as a result of the termination of Data Net, additional deferred revenue and accrued interest, offset in part by lower short-term borrowing. Fiscal 1995 working capital decreased $6,496,967 from Fiscal 1994 due to a $4,385,595 increase in short-term debt, additional trade debt and lower investment in accounts receivable and inventories.


     Cash used by investing activities in Fiscal 1996, 1995 and 1994 totaled ($1,082,106), ($828,751) and ($964,822), respectively. These cash outlays were incurred for capital expenditures plus expenditures for additions to field spare parts.

     Cash provided/(used) by financing activities in Fiscal 1996, 1995 and 1994 was ($980,134), $625,306 and ($357,245), respectively. Funds used in Fiscal 1996 resulted from payments on a bank note, subordinated debt and notes payable, aggregating $1,519,264, less proceeds from borrowings from a shareholder and from long-term bank financing, totaling $539,130. Funds of $637,806 were provided in Fiscal 1995 by proceeds from shareholder loans and bank debt. Funds of $357,245 were used in Fiscal 1994 to pay bank and other debt.

     During 1996, the Company restructured its note payable to the bank resulting in a non-cash reduction of the note payable, such reduction totaling $1,544,661, and a corresponding increase in the amount due to its principal shareholder.

     Inflation

     Generally, increases in material, subcontractors' and other service costs have been offset by productivity improvements. The Company continues to monitor the impact of inflation in order to minimize its effect through pricing strategies, productivity improvements and cost reductions.

Item 8. Consolidated Financial Statements and Supplementary Schedule

                        CONSOLIDATED FINANCIAL STATEMENTS
                               DELTA COMPUTEC INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Form
                                                                       10-K Ref.


Consolidated Financial Statements:

          Independent Auditors' Report                                     32

          Consolidated Balance Sheets, October 31, 1996 and 1995        33-34

          Consolidated Statements of Operations for the Years Ended
            October 31, 1996, 1995 and 1994                                35

      Consolidated Statements of Changes in Stockholders' Investment
           (Deficit) for the Years Ended October 31, 1996, 1995 and 1994   36

          Consolidated Statements of Cash Flows for the Years Ended
             October 31, 1996, 1995 and 1994                               37

          Notes to Consolidated Financial Statements                    38-48

      Schedule:

      VIII. Valuation and Qualifying Accounts for the
                  Years Ended October 31, 1996, 1995 and 1994              49

All other schedules are not submitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Delta Computec Inc. Rochester, New York

We have audited the accompanying consolidated balance sheets of Delta Computec Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' investment (deficit) and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Computec Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Rochester, N.Y.
May 16, 1997
(June 30, 1997 as to Note 1)

                             DELTA COMPUTEC INC.
                         CONSOLIDATED BALANCE SHEETS
                          OCTOBER 31, 1996 AND 1995

                                     ASSETS

                                                           1996          1995
                                                       -----------   -----------
CURRENT ASSETS:
Cash                                                   $    50,891   $    19,813
Accounts receivable, less allowance for
 doubtful accounts of $263,808 and $652,523
 in 1996 and 1995, respectively                          2,634,039     4,750,412
Inventories                                                816,939     1,681,805
Prepaid expenses and other current assets                  442,549       216,110
                                                       -----------   -----------

Total current assets                                     3,944,418     6,668,140

FIELD SPARE PARTS, less accumulated
 amortization of $216,746 and $587,125
 in 1996 and 1995, respectively                          2,546,133     2,060,361

PROPERTY AND EQUIPMENT:
 Technical equipment                                       131,848     1,372,456
 Office furniture & equipment                              260,784     1,482,798
 Vehicles                                                   74,614       154,661
 Leasehold improvements                                     60,072       268,490
                                                       -----------   -----------
                                                           527,318     3,278,405

Less: accumulated depreciation and
  amortization                                             291,751     2,301,255
                                                       -----------   -----------
Property And Equipment, Net                                235,567       977,150

DEFERRED INCOME TAXES NON-CURRENT                          150,000       150,000

OTHER ASSETS:
 Goodwill, less accumulated amortization of
  $286,256 and $353,555 in 1996 and 1995,
  respectively                                             190,837       238,546
 Other                                                     104,431       122,438
                                                       -----------   -----------
   Total other assets                                      295,268       360,984
                                                       -----------   -----------

   Total assets                                        $ 7,171,386   $10,216,635
                                                       ===========   ===========



                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           1996         1995
                                                       -----------  -----------
CURRENT LIABILITIES:
 Accounts payable                                      $ 2,526,884  $ 4,157,236
 Current portion of long-term debt                          75,000    3,813,925
 Deferred service revenue                                2,131,491    1,664,708
 Accrued expenses:
  Accrual for discontinuance of operations                 102,375           --
  Payroll and payroll taxes                                176,959      424,738
  Sales taxes payable                                      499,782      263,183
  Interest                                                  96,563       42,667
  Other                                                    310,282      129,329
                                                       -----------   -----------

  Total current liabilities                              5,919,336   10,495,786


LONG-TERM DEBT                                             750,000           --
DUE TO SHAREHOLDER                                       2,655,461      571,670
SUBORDINATED DEBENTURES                                    600,001    1,075,001

COMMITMENTS (Note 6)                                            --           --


STOCKHOLDERS' DEFICIT:
 Common stock, $ .01 par value; shares authorized
20,000,000 shares; issued and
  outstanding: 6,811,575 in 1996 and 1995                   68,116       68,116
 Additional paid-in capital                              4,916,093    4,916,093
 Accumulated deficit                                    (7,737,621)  (6,910,031)
                                                       -----------   -----------

 Total stockholders' deficit                            (2,753,412)  (1,925,822)

 Total liabilities and stockholders' deficit           $ 7,171,386  $10,216,635
                                                       ===========  ===========




                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                               1996                   1995                  1994
                                                                           -----------            -----------           -----------
REVENUES:
 Service revenues                                                          $11,282,558            $ 9,270,583           $ 8,558,262
 Equipment sales                                                               931,375              1,021,687               995,475
                                                                           -----------            -----------           -----------
  Total revenues                                                            12,213,933             10,292,270             9,553,737

COSTS AND OPERATING EXPENSES:
 Service costs                                                               7,524,523              6,569,363             6,115,600
 Cost of equipment sold                                                      1,155,711              1,301,499               769,494
 Selling, general and administrative                                         2,878,456              2,255,858             2,113,740
                                                                           -----------            -----------           -----------
  Total costs and operating expenses                                        11,558,690             10,126,720             8,998,834

OTHER INCOME (EXPENSE), NET:
 Interest expense                                                              (87,241)              (142,550)              (60,992)
 Writedown of other assets                                                          --               (284,961)                   --
 Other, net                                                                         --                  1,459               (41,574)
  Total other (expense)                                                        (87,241)              (426,052)             (102,566)

EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY GAIN                                                            568,002               (260,502)              452,337
INCOME TAXES(BENEFIT)                                                            7,489               (130,000)              154,000
                                                                           -----------            -----------           -----------
EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY GAIN                                          560,513               (130,502)              298,337

EXTRAORDINARY GAIN                                                             455,384                     --                    --
                                                                           -----------            -----------           -----------
EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS                                                                  1,015,897               (130,502)              298,337

LOSS FROM DISCONTINUED OPERATIONS:
  Loss from operations                                                      (1,741,112)            (3,632,417)           (1,355,763)

  Loss on disposal                                                            (102,375)                    --                    --
  Income taxes (benefit)                                                            --              1,333,000              (414,000)
                                                                           -----------            -----------           -----------
  Loss from discontinued
   operations                                                               (1,843,487)            (4,965,417)             (941,763)

LOSS                                                                         $(827,590)           $(5,095,919)            $(643,426)
                                                                           ===========            ===========           ===========

EARNINGS (LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS                                                     $       .08                  $(.02)          $       .04
 EXTRAORDINARY ITEM                                                                .07                     --                    --
 DISCONTINUED OPERATIONS                                                          (.27)                  (.73)                 (.13)
                                                                           -----------            -----------           -----------
  LOSS                                                                           $(.12)                 $(.75)                $(.09)
                                                                           ===========            ===========           -----------

                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT (DEFICIT)

               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                   Common Stock                                                         Total
                                            ---------------------------         Additional                          Stockholders
                                                                                Paid-in          Accumulated        Investment
                                              Shares           Amount           Capital            Deficit           (Deficit)
                                            ---------        ----------        ----------        ----------         -----------
Balance, November 1, 1993                   6,811,325        $   68,113        $4,915,971        $(1,170,686)       $ 3,813,398

Exercise of stock options                         250                 3               122                 --                125
Net loss fiscal 1994                               --                --                --           (643,426)          (643,426)
                                            ---------        ----------        ----------        -----------        -----------

Balance, October 31, 1994                   6,811,575            68,116         4,916,093         (1,814,112)         3,170,097

Net loss fiscal 1995                               --                --                --         (5,095,919)        (5,095,919)
                                            ---------        ----------        ----------        -----------        -----------

Balance, October 31, 1995                   6,811,575            68,116         4,916,093         (6,910,031)        (1,925,822)

Net loss fiscal 1996                               --                --                --           (827,590)          (827,590)
                                            ---------        ----------        ----------        -----------        -----------

Balance, October 31, 1996                   6,811,575        $   68,116        $4,916,093        $(7,737,621)       $(2,753,412)
                                            =========        ==========        ----------        ===========        ===========


                See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                                    1996                 1995               1994
                                                                                ------------          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $(827,590)         $(5,095,919)        $(643,426)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Extraordinary gain                                                               (455,384)                 --                 --
   Accrual for loss on discontinued operations                                       102,375                  --                 --
   Depreciation & amortization                                                     1,403,632           1,538,204          1,262,478
   Deferred income taxes                                                                  --           1,202,000           (307,000)
   Accounts receivable                                                             2,116,373             712,144           (475,761)
   Inventories                                                                       864,866             519,534            972,978
   Accounts payable & accrued expenses                                            (1,351,299)          1,284,493            516,642
   Deferred service revenue                                                          466,783            (118,530)           153,497
   Other - net                                                                      (226,438)            168,523           (247,220)
                                                                                ------------          ----------         ----------
   Net cash provided by operating activities                                       2,093,318             210,449          1,232,188
                                                                                ------------          ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                 (37,133)           (292,441)          (162,802)
 Additions to field spare parts                                                   (1,044,973)           (536,310)          (802,020)
                                                                                ------------          ----------         ----------
   Net cash (used) by investing activities                                        (1,082,106)           (828,751)          (964,822)
                                                                                ------------          ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from shareholder loans, net                                                539,130             571,670                 --
 (Repayment)borrowings from note payable to bank                                  (1,488,295)             66,136                 --
 Proceeds from sale of common stock                                                       --                  --                125
 Net payments on bank borrowings                                                          --                  --           (203,350)
 Repayments on debt                                                                  (30,969)            (12,500)          (154,020)
                                                                                ------------          ----------         ----------
  Net cash (used)/provided by
   financing activities                                                             (980,134)            625,306           (357,245)
                                                                                ------------          ----------         ----------

NET INCREASE (DECREASE) IN CASH                                                       31,078               7,004            (89,879)
CASH - beginning of year                                                              19,813              12,809            102,688
                                                                                ------------          ----------         ----------
CASH - end of year                                                              $     50,891          $   19,813         $   12,809
                                                                                ============          ==========         ==========




                 See notes to consolidated financial statements.

Supplemental Noncash Financing Transaction

During 1996, the Company restructured its note payable to the bank resulting in a non-cash reduction in the note payable, such reduction totaling $1,544,661, and a corresponding increase in the amount due to its principal shareholder.

                               DELTA COMPUTEC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

(1)  General Description of Business and Summary of Significant Accounting
     Policies

     Description of Business

     The Company, by itself and through its wholly-owned subsidiary, SAI Delta, Inc. ("SAI/Delta"), provides a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and geographic locations. (See Note 2 below regarding the Company's Intronet Division and the closing of this operation which was completed in December, 1996). The Company's customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast. Technical services offered include, but are not limited to, design, product procurement, installation, service, maintenance and on-site technical management and consulting.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Delta Data Net, Inc. ("Data Net"), (see
     Note 2), and SAI/Delta. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses in Fiscal 1996, 1995 and 1994, had a working capital deficit and a stockholders' deficit of $1,974,918 and $2,753,412, respectively, as of October 31, 1996 and was in default under certain loan agreements as of October 31, 1996. (See Note 3). In view of the continuing losses and related cash flow difficulties, management initiated certain actions designed to return the Company to its core business and provide additional cash flows. Among these actions were (1) cost reductions associated with the centralization of operations in its Teterboro, New Jersey location; (2) termination of operations of the Data Net subsidiary; (3) the decision to terminate operations of the Intronet Division, substantially accomplished at October 31, 1996, followed by the closing of its office in December, 1996; (4) restructuring of its primary lending relationship; (5) negotiation of a buy-out and settlement of a debenture; and (6) obtaining of an extension until June 30, 1998 in its lending arrangement with its lenders. Management believes that these actions will improve profitability in the Company's core business and increase cash flows, enabling the Company to maintain operations.

     Use of Estimates

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

     Reclassifications

     Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year's presentation.

     Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method based on estimated useful lives which are as follows:

                                                                  Estimated
                          Description                             Useful Life
                          -----------                             -----------

                      Technical equipment                         5 - 7 years
                      Office furniture and equipment              3 - 7 years
                      Vehicles                                    2 - 3 years
                      Leasehold improvements                      5 - 10 years

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


     Goodwill

     Goodwill, representing the excess of the cost of acquired businesses over the fair value of net assets acquired, is generally amortized on a straight-line basis over periods ranging from ten to twenty years. On an ongoing basis, the

     Company assesses impairment of such assets by reviewing the operating performance of the underlying business or customer relationships. In Fiscal 1995, this assessment resulted in recording additional amortization expense of approximately $505,000 relating to such impairment, $330,164 of which is included in the Fiscal 1995 Loss From Discontinued Operations.

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

     Earnings Per Share

     Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options and warrants using the Treasury Stock Method. Weighted average shares outstanding for the years ended October 31, 1996, 1995 and 1994 totalled 6,811,575, 6,811,575 and 6,811,388, respectively.

     New Accounting Standards Pronouncements

     1. Impairment of Long-Lived Assets


     Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", must be adopted by the Company in Fiscal 1997. The standard requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and, therefore, does not believe that the adoption of the standard will have a material effect on its financial position or results of operations.

     2.   Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Management believes that adoption of the new standard will not have a material effect on the Company's net income and earnings per share.

     3.   Earnings Per Share

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for Fiscal 1997. Early adoption of the statement is not permitted. The Company is currently evaluating what impact the adoption of this standard will have on its disclosures.


     4.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statement format and is effective for financial statements for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Items considered comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. In the opinion of management, SFAS No. 130 will not have a material effect on the Company's financial statements.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company generally does not require collateral or other security to support customers' receivables.

     Fair Value of Financial Instruments

     Short-term financial instruments are valued at their carrying amounts included in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, receivables, short-term borrowings and certain other current liabilities.

     Management believes that the recently-completed financial transactions (see
     Note 3) indicate that the fair value of long-term debt approximates its carrying value at October 31, 1995 and 1996.

(2)  Discontinued Operations

     As part of the Company's strategy of concentrating its focus on its core business, Data Net terminated its business operations on March 8, 1996. Prior to this termination, Data Net was in the business of the sale and distribution of hardware and test equipment and the sale and assembly of cables used in data communications applications.

     In November, 1994, the Company acquired substantially all of the operating assets of Intronet, Inc. These assets were acquired in exchange for $337,000 in cash and the assumption of approximately $588,000 in liabilities of Intronet, Inc. Subsequent to the acquisition and prior to the termination of operations of the Intronet Division, the Intronet Division designed, installed and supported advanced computer networks with emphasis in large company and industrial facilities requiring network hubbing integrated with fiber and copper cabling. In the fourth quarter of Fiscal 1996, management decided to terminate operations of the Intronet Division, which was substantially accomplished at October 31, 1996, followed by the closing of its office in December, 1996.

     A provision of $1,843,487 for the loss on disposal of these discontinued operations was recorded during the fiscal year ended October 31, 1996, consisting of a $1,741,112 loss from operations and a $102,375 loss on disposal. Due to the Company's accumulated deficit position, there was no tax benefit recorded.

     The consolidated financial statements have been reclassified to report separately results from discontinued operations (Data Net and the Intronet Division). The Company's prior-year operating results have been restated to reflect continuing operations, comprising the core business of providing computer system, data communication and Lan/Wan technical services and products. Interest expense allocated to discontinued operations includes an allocation of corporate interest expense and amounts directly related to the discontinued businesses.

     The allocation of corporate interest expense was based, in part, on a ratio of the net assets of the discontinued operations to the sum of the consolidated net assets and consolidated debt, adjusted accordingly. Amounts allocated for interest in Fiscal 1996, 1995 and 1994 totaled $367,892, $299,585 and $333,472, respectively. Revenues from discontinued operations were $3,996,507, $20,064,694 and $15,808,008 in Fiscal 1996,
     1995 and 1994, respectively. The remaining net assets of the discontinued operations at October 31, 1996 were not significant.


(3)  Debt and Debt Due to Shareholder

     Long-term debt and Debt Due to Shareholder consist of the following at October 31:

                                                                       1996         1995
                                                                    ----------   ----------
Due to shareholder                                                  $2,655,461   $  571,670
Note payable to bank, interest at prime plus 2%
 on main credit facility and at prime plus 3.0%
 on overadvance portion ("the long-term credit
 facility")                                                                 --    3,782,956

Term loan, due in full on October 10, 2001,
  with interest payable monthly at prime plus
  1.0%, collateralized by field spare parts
  (the  "Term Loan")                                                   750,000           --
Notes payable                                                           75,000       30,969
                                                                    ----------   ----------
                                                                     3,480,461    4,385,595

Less: Current portion                                                   75,000    3,813,925
                                                                    ----------   ----------
                                                                    $3,405,461   $  571,670
                                                                    ==========   ==========


     On October 10, 1996, the Company restructured the note payable to its bank, which totalled $2,294,661 at that time. The bank, National Canada Finance Corp. ("NCFC") was also its then primary lending institution. A portion of the note payable to NCFC plus related fees and expenses, aggregating $1,544,661, was assumed by the Company's principal stockholder, Joseph M. Lobozzo II ("Lobozzo"), and the balance of the loan, in the amount of $750,000, was restructured as a Term Loan. The Company has an Amended and Restated Credit Agreement with Lobozzo (the "Lobozzo Credit Agreement", as amended, which provides for the "Lobozzo Loan"), which provides that: (1) the maximum loan amount is $2,950,000; (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be equal to 100% of the eligible receivables from and after June 7, 1997 and 130% for those receivables which existed at June 6, 1997; (4) certain financial covenant obligations with which the Company was in default under its prior loan from NCFC were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral for the Lobozzo Loan with the pledged field spare parts being subordinated to the prior pledge under the Term Loan; (6) for any loans provided in excess of the available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and (7) payment is due on June 30, 1998.

     As of October 31, 1996 and August 15, 1997, there were principal balances of $2,255,461 and $2,719,500, respectively, outstanding under the Lobozzo Loan, both of which balances included advances totaling $633,600 ("Overline Advances") received from Lobozzo prior to the loan restructuring referred to above.

     The agreement underlying the Term Loan requires the Company to maintain a ratio of field spare parts to outstanding indebtedness of at least 2.5 to
     1. The Company has been in compliance with this ratio requirement for all periods since inception of the loan restructuring. Lobozzo has pledged

     480,000 of the Company's common shares owned by him as additional collateral for the Term Loan. Agreements have been made to provide NCFC with additional equity in the Company (up to 17.5% of the Company's issued and outstanding common shares) under certain circumstances. In February, 1997, Lobozzo transferred to his spouse, Joanne M. Lobozzo ("Joanne Lobozzo") half of his interest in the Lobozzo Loan and Lobozzo and Joanne Lobozzo are collectively referred to as the "Lender" under the Lobozzo Credit Agreement.

     In addition, as of October 31, 1995 and October 31, 1996, the Company was obligated to Lobozzo in the principal amount of $571,670 and $400,000, respectively, as a result of a May, 1995 Lobozzo Commitment (the "Lobozzo Commitment") in the original amount of $400,000 to provide additional financing to the Company (collectively with the amount to be loaned by NCFC, the "Overadvance Facility"). In connection with the agreement whereby Lobozzo provided the Lobozzo Commitment, the Company issued a May, 1995 Option Agreement entitling Lobozzo to purchase 11,440,475 of the Company's common shares for an aggregate exercise price of $10. In February, 1997, the May, 1995 Option Agreement, as amended and restated, was exercised in full by the principal shareholder and by Joanne Lobozzo, and 11,440,475 common shares were issued, of which 5,720,238 common shares were issued to Lobozzo and 5,720,237 common shares were issued to Joanne Lobozzo. As a result of this transaction, Lobozzo and Joanne Lobozzo are both now control persons of the Registrant. In May, 1997, the principal balance outstanding on the Lobozzo Commitment was paid in full, and the documents upon which it was based were terminated. Interest paid was as follows for the fiscal years ended October 31:

                   1996                       1995                       1994
                   ----                       ----                       ----
                $ 405,869                 $  550,799                  $ 368,050

     Interest paid to Lobozzo for the fiscal years 1996, 1995 and 1994 was $102,625, $40,533 and $48,000, respectively.

(4)  Subordinated Debentures

     In November, 1992 the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due October 31, 1997 to the sellers ("the Sellers") of the assets acquired by Data Net on November 1, 1992. As of October 31, 1996, the Sellers agreed to sell the entire principal balance of the 8% subordinated debenture, together with accrued interest of $55,384, to the Company for $75,000. This transaction, which resulted in a $455,384 gain on purchase of debt, is reflected in the Fiscal 1996 operating results as an extraordinary gain.

     The Company also has guaranteed an 8% subordinated debenture of Data Net in the face amount of $600,001, as restated, to Lobozzo and Joanne Lobozzo (the "Lobozzo Debenture"). The Lobozzo Debenture was due in annual installments of $200,000 commencing January 31, 1996 and was issued in connection with an option agreement entitling Lobozzo to purchase 1,304,350 shares of the

     Company's common shares. Lobozzo has waived the $200,000 payments due January 31, 1996 and 1997, and the $200,000 annual installments will commence in January 31, 1998.

(5)  Income Taxes

     The components of the income tax provision (benefit) are as follows:


                                                     Year Ended October 31
                                                     ---------------------
                                               1996         1995        1994
                                            ----------   ----------  ----------

          Current:
          Federal                           $       --   $       --  $       --
          State                                  7,489        4,000      47,000

          Deferred:
          Federal                                   --    1,199,000    (307,000)
          State                                     --           --          --
                                            ----------   ----------  ----------
                                            $    7,489   $1,203,000  $ (260,000)
                                            ==========   ==========  ==========

     The income tax provision (benefit) is allocated as follows:

                                                    Year Ended October 31
                                                    ---------------------

                                            1996         1995           1994
                                           ------      ----------      -------
 Income taxes related to
   continuing operations                   $7,489       $(130,000)    $ 154,000
 Income taxes related to
   extraordinary items                         --              --            --
 Income taxes related to
   discontinued operations                     --       1,333,000      (414,000)
                                           ------      ----------     ---------
 Total income taxes                        $7,489      $1,203,000     $(260,000)
                                           ======      ==========     =========

A reconciliation of the income tax provision (benefit) with tax at the effective federal statutory rate is as follows:

                                                    Year Ended October 31
                                                    ---------------------

                                                1996         1995        1994
                                            ----------   -----------  ---------

Federal provision (benefit) based on
statutory tax rate                          $ (279,000)  $(1,324,000) $(307,000)
Permanent book-to-tax differences:
Goodwill amortization                           16,000       195,000     13,000
Other permanent items                          (17,000)      (74,000)     3,000
Increase in valuation allowance for
deferred taxes                                 282,000     2,376,000         --
State provision net of federal
tax effect                                       5,489        30,000     31,000
                                            ----------   -----------  ---------
                                            $    7,489   $ 1,203,000  $(260,000)
                                            ==========   ===========  =========

The components of the net deferred tax assets as of October 31 were as follows:

                                                              1996         1995         1994
                                                       --------------------------------------

Nondeductible inventory reserves                       $    75,000  $   228,000   $  228,000
Nondeductible bad debt reserves                             90,000      121,000       66,000
Nondeductible discontinued operations
reserves                                                    35,000           --           --
Tax loss carryforwards                                   2,461,000    1,898,000      671,000
Accelerated book amortization of field
spare parts                                                 74,000      200,000      379,000
Investment tax credit carryforward                         111,000      111,000       75,000
Other                                                           --        6,000      (32,000)
Less allocable valuation allowance                      (2,696,000)  (2,414,000)     (38,000)
                                                        ----------   ----------   ----------

Total                                                    $  150,000   $  150,000  $1,349,000
                                                         ==========   ==========  ==========

     At October 31,1996 the Company has recorded a deferred tax asset of approximately $2,461,000 reflecting the benefit of approximately $7,241,000 in loss carryforwards, which expire in varying amounts between 2001 and 2011. Realization of this and other deferred assets is dependent on generating sufficient taxable income in future periods. Management believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset.

     Income taxes paid were as follows for the fiscal years ended October 31:

                                           1996         1995            1994
                                           ----         ----            ----
                                           7,489       16,359          63,419

(6)  Commitments

     Operating Leases

     The Company leases office space under various operating lease agreements expiring through 2001. Net rental expense under these agreements was as follows for the years ended October 31:

                                           1996            1995            1994
                                        --------        --------        --------
Rental expense                          $397,009        $427,473        $331,528
Sub-lease income                         (20,560)             --              --
                                        --------        --------        --------
Net Rental expense                      $376,449        $427,473        $331,528

     As of October 31, 1996, the minimum future payments under non-cancelable operating leases with initial or recurring terms for the next five years is summarized as follows:


     Fiscal Year                                                   Amount
     -----------                                                 --------
     1997 ..................................................     $322,342
     1998 ..................................................      311,054
     1999 ..................................................      305,488
     2000 ..................................................      295,488
     2001 ..................................................      167,818
     Thereafter ............................................           --

(7)  Stockholders' Investment

     Incentive Stock Option Plan -

     The Company has an incentive stock option plan under which options to purchase up to 600,000 of the Company's common shares may be granted to key employees. Such options expire five years from the date of grant. The exercise price shall not be less than the fair market value of the shares on the date of grant. The following summarizes the activity of the stock options under the plan as of October 31.


                                             1996          1995          1994
                                           --------      --------      --------
      Outstanding - beginning of year       230,500       344,000       322,500
      Granted                               179,000       100,000        85,000
      Exercised                                  --            --          (250)
      Canceled                              (44,000)     (213,500)      (63,250)
                                           --------      --------      --------
      Outstanding - end of year             365,500       230,500       344,000
                                           ========      ========      ========

      Average exercise price of
       outstanding and exercisable
       options                             $    .40      $    .86      $   1.08
                                           ========      ========      ========

     Director Stock Option Plan -

     The Company has a non-qualified stock option plan for eligible Board of Director members. Under this plan, options to purchase up to 100,000 of the Company's common shares may be granted to eligible directors with a maximum of 8,000 common shares each year available to an individual member. Options granted become exercisable one year after the date of grant and expire five years after the date of grant. The following summarizes the activity of the stock options under the plan as of October 31:

                                                 1996         1995         1994
                                                 ----      -------      -------
     Outstanding - beginning of year               --        6,000       14,000
     Granted                                       --           --           --
     Exercised                                     --           --           --
     Canceled                                      --        6,000       (8,000)
                                                 ----      -------      -------
     Outstanding - end of year                     --           --        6,000
                                                 ====      =======      =======

     Average exercise price of
      outstanding and exercisable
      options                                      --           --      $   .65
                                                 ====      =======      =======


     Stock-Based Compensation - As discussed in Note 1, in October, 1995, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires adoption in Fiscal 1997. Pursuant to this new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. SFAS No. 123 defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based upon the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", but would be required to disclose in a note to the consolidated financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of SFAS No. 123 will have no effect on the Company's cash flows.

                               DELTA COMPUTEC INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


Allowance for Doubtful Accounts

                                    Balance                  Charged          Charged                                 Balance
                                  Beginning                 to costs         to other         Net Amounts              End of
                                  of Period             and Expenses         Accounts         Written Off              Period
                                  ---------             ------------         --------         -----------              ------

Year ended October 31, 1996:

                                 $  652,523               $   84,418        $      --         $  (473,133)         $ (263,808)
                                 ==========               ==========        =========         ===========          ==========

Year ended October 31, 1995:

                                 $  193,238               $  631,701         $     --         $  (172,416)         $  652,523
                                 ==========               ==========        =========         ===========          ==========

Year ended October 31, 1994:

                                 $  106,819               $  144,181         $     --         $   (57,762)         $  193,238
                                 ==========               ==========        =========         ===========          ==========

Allowance for Obsolete Inventory


                                    Balance                  Charged          Charged                                 Balance
                                  Beginning                 to costs         to other         Net Amounts              End of
                                  of Period             and Expenses         Accounts         Written Off              Period
                                  ---------             ------------         --------         -----------              ------

Year ended October 31, 1996:

                                 $  671,711               $   84,193         $     --          $ (535,000)         $  220,904
                                 ==========               ==========        =========         ===========          ==========

Year ended October 31, 1995:

                                 $  671,711               $       --         $     --          $       --          $  671,711
                                 ==========               ==========        =========         ===========          ==========

Year ended October 31, 1994:

                                 $  511,711               $  846,527         $     --          $ (686,527)         $  671,711
                                 ==========               ==========        =========         ===========          ==========

Item 9. Disagreements on Accounting and Financial Disclosure .

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                           DIRECTORS OF THE REGISTRANT

Year first
Elected
Director       Name and Background

1995 Alfred C. Engelfried, Director and Assistant Secretary, age 53, is the President and owner of Market Sense, Inc. ("Market Sense"), a management consulting organization located in Rochester, New York, a position he has held since 1986. Mr. Engelfried was elected a director of the Company in March, 1995. Prior to joining Market Sense, Mr. Engelfried was President of Fannon Metal Industries from 1976 to 1981.

1995 Michael A. Julian, Director and Secretary, age 50, is Vice-President Operations/Finance of JML Optical Industries, Inc. ("JML"), with which Joseph M. Lobozzo II and Michael E. McCusker, also directors and officers of the Company, are also associated. Mr. Julian is the brother-in-law of Mr. Lobozzo, and the brother of Joanne M. Lobozzo, the wife of Joseph M. Lobozzo II. Mr. Julian was elected a director in April, 1995. Mr. Julian has been associated with JML for over 17 years.

1988 Joseph M. Lobozzo II, Director and Chairman of the Board of Directors, age 53, is the Chairman and Chief Executive Officer of JML, a manufacturer, designer and importer of precision optical systems. Messrs. Julian and McCusker, also directors and officers of the Company, are also associated with JML. Mr. Lobozzo founded JML and has been affiliated with JML for over 24 years. Mr. Lobozzo is a general partner of several real estate partnerships and has affiliations, including several directorships, with a variety of professional and civic organizations, including FNB Rochester Corp, a publicly-traded corporation, and the Greater Rochester United Way. Mr. Lobozzo received his B.S. degree in physics from the City University of New York. As of October 31, 1995 and October 31, 1996, Mr. Lobozzo was considered to be the controlling person of the Company. As of the date of filing this Form 10-K Report, Mr. Lobozzo and his wife, Joanne Lobozzo, are considered to be controlling persons of the Company. (See "Principal Shareholders" in Item 12 and "Control of the Company", "Certain Transactions - Lobozzo Transactions" in Item 13).

1995 Michael McCusker, Director and Assistant Secretary, age 51, is Senior Vice-President of JML, with which Messrs. Lobozzo and

               Julian, also directors and officers of the Company, are also associated. Mr. McCusker was elected a director in April, 1995. Mr. McCusker has been associated with JML for over 20 years.

1997 John T. Smith, Director, age 50, was, through April, 1997, Chief Executive Officer of JTS Computer Services, Inc. ("JTS"), a company that he founded in 1980. JTS, which is engaged in the business of software development and product sales, was sold to Ajilon Corporation in April, 1997, and Mr. Smith is currently a consultant to Ajilon. Mr. Smith is also currently associated with private organizations in the areas of real estate development, management consulting, media design and software product development. Mr. Smith was elected a director in June, 1997 to fill an existing vacancy on the Board of Directors.

     The Board of Directors held eleven (11) meetings during Fiscal 1995 and six
(6) meetings during Fiscal 1996. Each incumbent director attended at least 75% of the total number of such Board meetings and Board Committees on which he served which were held during his term of office.

     The Board of Directors has standing Audit and Compensation Committees. Following the resignation of prior directors who had been members of those committees during Fiscal 1995, no replacements were made to fill those vacancies and no meetings were held of those committees. Although the Company has no standing Nominating Committee, the Board of Directors will consider director nominees recommended by shareholders. In December, 1995, the Board designated an Executive Committee which, at its outset, constituted the entire Board of Directors.

     The Audit Committee recommends the selection of, and confers with, the Company's independent accountants regarding the scope and adequacy of annual audits; reviews reports from the independent accountants; and meets with such independent accountants and with the Company's internal auditors and financial personnel to review the adequacy of the Company's accounting principles, financial controls and policies. The sole current member of the Audit Committee is Mr. Lobozzo. The Audit Committee held no meetings during Fiscal 1995 or Fiscal 1996.

     The Compensation Committee reviews the Company's compensation philosophy and programs, and exercises authority with respect to the payment of direct salaries and incentive compensation to directors and officers; loans to, or guarantees of, obligations of such persons and some employee loans; and the administration of the stock option plans of the Company. The sole current member of the Compensation Committee is Mr. Lobozzo. The Compensation Committee held no meetings during Fiscal 1995 or Fiscal 1996. During the portion of each fiscal year in which each director served as a director, each director participated in deliberations concerning executive officer compensation when such topics were considered by the Board.

     The Executive Committee was formed in December, 1995, following the close of Fiscal 1995. The Executive Committee has such authority as is granted by the Business Corporation Law of the State of New York. In addition, the President and Chief Operating Officer is authorized to deal with any member of the Executive Committee for advice and assistance as required or deemed appropriate. The current members of the Executive Committee are Messrs. Engelfried, Julian, Lobozzo and McCusker.

John T. Smith was elected a director in June, 1997, to fill a vacancy then existing on the Board of Directors. Mr. Smith is expected to stand for re-election as a director at the next meeting of shareholders. (See Item 5, above.)

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the identities and positions of each of the executive officers of the Company:

                                                                                               Year First
Officer's Name             Age              Position with the Company                            Elected
--------------             ---              -------------------------                            -------

John DeVito                41               President and Chief Operating
                                            Officer                                                1995

Joseph M. Lobozzo II       53               Director and Chairman of the
                                            Board of Directors                                     1995

Michael Julian             50               Director and Secretary                                 1995

Frank J. Donnelly          57               Chief Financial Officer and Chief
                                            Accounting Officer                                     1996

Alfred C. Engelfried       53               Director and Assistant Secretary                       1995

Michael McCusker           51               Director and Assistant Secretary                       1995

Edward J. Drohan           62               Vice President, Sales and Marketing                    1996

Mary Metrick               48               Assistant Secretary                                    1995

     Mr. DeVito has been associated with the Company, or one or more of its affiliates, and with one of the Company's predecessors in interest, R & M Associates - Electronic Data Products Service, Inc. ("R&M Associates"), since 1978. During his tenure with R&M Associates and the Company, Mr. DeVito has held various positions including: National Field Service Manager, Director of Operations, Vice President of Operations and Vice President/General Manager. He is currently President and Chief Operating Officer of the Company. (See Exhibit A to this Form 10-K Annual Report.)

     Mr. Donnelly has served as Chief Financial Officer and Chief Accounting Officer of the Company since he joined the Company in February, 1996. Prior to February, 1996, from 1993 to 1996 Mr. Donnelly served as financial consultant to healthcare, manufacturing and publishing businesses. Mr. Donnelly was Vice President of Finance for a healthcare business from 1990 to 1993. Prior to 1990, he held similar positions with consumer products and healthcare businesses.

     Ms. Metrick has been associated with the Company in various capacities since 1989. During her tenure, Ms. Metrick has had responsibility for various administrative and computer/software functions, assisted in the conversion of the Company's reporting systems at the time of the relocation of the Company's headquarters from Syracuse, New York to Teterboro, New Jersey, served as Acting Corporate Controller and is currently MIS Manager.

     The business experience of each of Messrs. Lobozzo, Englefried, Julian and McCusker is set forth in "Directors of the Registrant", above. See also, "Control of the Company" and "Certain Transactions - Lobozzo Transactions", Item 13, below.

     Following the resignation in May, 1995 of Peter Smith, the Registrant's former Chief Financial Officer, Walter Struble became the Acting Chief Financial Officer of the Company and served in that capacity until his death in December, 1995.

     In August, 1996, Edward Drohan was employed on a full-time basis as the Company's Vice-President, Sales and Marketing, a position which is not an elected corporate officership. Prior to becoming an employee, Mr. Drohan had been a consultant to the Company since April, 1996. For the five-year period prior to joining the Company, Mr. Drohan was self-employed as a consultant in the computer maintenance field. During this period of time, Mr. Drohan's principal client was Bankers Trust Company, located in New York, N.Y. Mr. Drohan has also served for five years as the Vice President of Sales and Marketing with Bell Atlantic Business System Services and for fifteen years with Telex Computer Products and Storage Technology Corporation in various sales and marketing capacities, ultimately serving as Vice President with both companies. (See Exhibit B to this Form 10-K Annual Report.)

     There is no family relationship between any executive officer, director or person anticipated to be a nominee to become an executive officer or director, except that Mr. Lobozzo and Mr. Julian are brothers-in-law.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     During Fiscal 1995 and Fiscal 1996, the following persons were directors, officers, or beneficial owners of more than 10 percent of any class of securities of the Registrant registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, who failed to file, on a timely basis, as disclosed upon a review of Forms 3 and 4 and amendments thereto furnished to the Company, reports required by Section 16(a) of the Exchange Act during Fiscal 1995 and Fiscal 1996 or prior Fiscal Years. John DeVito, 3 late reports and 3 unreported transactions; Edward Drohan, 2 late reports and 2 unreported transactions; Frank J. Donnelly, 1 late report and 1 unreported transaction.

Item 11. Executive Compensation.

     The following table sets forth information with respect to the President and Chief Operating Officer, and each executive officer whose total annual salary and bonus for Fiscal 1995 and Fiscal 1996 exceeded $100,000.

                                             Summary Compensation Table
                                             --------------------------

                                             Annual Compensation                  Long-term Compensation
                                             -------------------                  ----------------------
Name and
Principal                          Fiscal                                               Option            All other
Position                            Year            Salary             Bonus(1)        (Shares)        Compensation(2)
--------                            ----            ------             --------        --------        ---------------
L. Rodger Loomis                   1995(3)        $ 71,346           $     --                 --           $  2,000
President and Chief
Executive Officer
from November, 1995 to
March, 1995

John DeVito                        1995           $ 90,346           $  8,767            100,000           $  1,644
President and Chief
Operating Officer
from March, 1995 to
October, 1995

John DeVito                        1996           $105,635           $ 16,922             10,000(6)        $  1,651

Edward Drohan                      1996(3)        $ 52,712(4)        $                    20,000(5)              --


(1) Bonus pursuant to DeVito's Employment Agreement is set at 5% of the consolidated net income of the Company and its subsidiaries as reported on the Company's respective tax returns. The bonuses for Fiscal 1995 and Fiscal 1996 were awarded on a basis other than as provided for in DeVito's Employment Agreement.


(2) The All Other Compensation column would include any amount of the Company's match under the Delta Computec Inc. 401K Employee Retirement Plan, as provided for in that Plan. During Fiscal 1995 and 1996, the Company made no matching contributions.

(3) Partial year. Mr. Loomis' employment terminated during Fiscal 1995. Messrs. DeVito and Drohan assumed their positions in Fiscal 1995 and Fiscal 1996, respectively. Subsequent to the close of Fiscal 1996, Messrs. DeVito and Drohan received options under the ISOP to purchase, respectively, an additional 50,000 and 50,000 common shares.

(4) Includes consultant compensation prior to becoming a full-time employee and all draws (See "Employment Agreements", below).

(5) Does not include options issued in Fiscal 1997 to purchase an additional 50,000 common shares, or options to be issued in Fiscal 1998 to purchase an additional 30,000 common shares. (See "Employment Agreements", below).

(6) Does not include options issued in Fiscal 1997 to purchase an additional 50,000 common shares, or options to be issued in Fiscal 1998 to purchase an additional 50,000 common shares. (See "Employment Agreements", below).

     The following table shows, as to the current Chief Operating Officer, the Chairman of the Board of Directors, Chief Financial Officer, Vice President, Sales and Marketing and other executive officers of the Company, information concerning stock options granted in Fiscal 1995.

                               OPTIONS GRANTED IN FISCAL 1995
                               ------------------------------
                                                           Potential Realizable Value at
                                                           Assumed Annual Rates of Stock Price
Individual Grants                                          Appreciation for Full Option Term
-----------------                                          ---------------------------------
                                        % of Total                                      Grant
                                         Options                                         Date
                    Options             Granted to      Exercise       Expiration       Present
                    Granted            Employees in      Price           Date           Value
Name               (Shares)            Fiscal 1995    (per share)         ($)            ($)(4)
------------------------------------------------------------------------------------------------
DeVito               100,000                100%        $.50             6/7/00           --

Lobozzo(1)        11,440,475                100%(2)        -(3)         5/20/99           --


(1) See "Certain Transactions - Lobozzo Transactions", below.

(2) No similar options were granted to employees and the grant was part of a financing transaction and not because the recipient was an officer or director.

(3) The exercise price was an aggregate of $10.00 for all 11,440,475 common shares. The shares have since been issued. (See Item 13, "Certain Transactions - Lobozzo Transactions").

(4) The options were valued at an aggregate of $10 at the time of their issuance, believed to be the then fair market value of the option in view of, among other matters, the then financial condition of the Company. Neither the Company nor the optionholder believe that the value of the option changed significantly between the date of its issuance and October 31, 1995. As of October 31, 1995, the Company's common shares were quoted at $0.13 bid and $0.25 asked. Neither the Company nor the optionholder represent that the option, or the 11,440,475 common shares underlying the option, could be realized for a value equivalent to the bid and asked price in an arms'-length transaction.

                                                     OPTIONS GRANTED IN FISCAL 1996

                                                          Exercise  Expiration       Grant                   Present
Name                      Options               %            Price  Date             Date                      Value(4)
----                      -------               -            -----  -----            ----                      -----
DeVito                     10,000               5.6        $   .13  4/29/01 (1)      4/30//96                     --
Drohan                     20,000              11.2            .13  4/29/01 (2)      4/30//96                     --
Donnelly                   10,000               5.6            .13  4/29/01 (3)      4/30//96                     --
Metrick                     5,000               2.8            .13  4/29/01          4/30//96                     --

(1) Does not include options for 100,000 shares called for to be issued pursuant to the DeVito Employment Agreement (See "Employment Agreements", below), of which options for 50,000 shares were issued in Fiscal 1997.

(2) Does not include options for 50,000 shares issued in Fiscal 1997 or options for an additional 30,000 common shares called for to be issued in the future pursuant to the Drohan Employment Agreement (See "Employment Agreements", below).

(3) Does not include an option to purchase 25,000 common shares issued in Fiscal 1997.

(4) The options were valued at $0.13 at the time of their issuance, believed to be the then fair market value of the option in view of, among other matters, the then financial condition of the Company. Neither the Company nor the optionholder believe that the value of the option changed significantly between the date of its issuance and October 31, 1996. As of October 31, 1996, the

Company's common shares were quoted at a closing price of $0.10 per common share. Neither the Company nor the optionholder represent that any option, or the common shares underlying any option, could be realized for a value equivalent to the bid and the asked price in an arms'-length transaction.

     The following table shows aggregate option exercises in Fiscal 1995 and the fiscal year end option values for the President and Chief Operating Officer, the Chairman of the Board of Directors, and other executive officers of the Company.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1995
                       AND OCTOBER 31, 1995, OPTION VALUES

     No options were exercised in Fiscal 1995. The Company believes that there were no in-the-money options outstanding at October 31, 1995.


                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND OCTOBER 31, 1996, OPTION VALUES

     No options were issued in Fiscal 1996. The Company believes that there were no in-the-money options outstanding at October 31, 1996.

EMPLOYMENT AGREEMENTS

     The Company has entered into a letter employment agreement (the "DeVito Employment Agreement") with John DeVito ("DeVito"), the President and Chief Operating Officer of the Company, dated October 23, 1995, pursuant to which DeVito will serve as the President and Chief Operating Officer of the Company through November 1, 1998. The DeVito Employment Agreement calls for a base salary of $105,000 per year, plus a bonus of 5% of the net profits of the Company and its subsidiaries as reported on the Company's tax return. In Fiscal 1995 and in Fiscal 1996, Mr. DeVito received bonuses of $8,767 and $16,922, respectively, which bonuses were awarded on a basis other than as provided for in the DeVito Employment Agreement. The DeVito Employment Agreement further provided that, by July 1, 1996, the Board of Directors would consider a $15,000 increase in Mr. DeVito's base salary, based on factors which include changes in net worth, cash flow, year-to-date profitability, projected profitability for the full year, sales growth and employee satisfaction. In January, 1997, DeVito's annual salary was increased from $105,000 to $120,000. The DeVito Employment Agreement further provides that DeVito will receive stock options of 50,000 common shares at November 1, 1996 and November 1, 1997, for an aggregate of 100,000 common shares. An option for 50,000 common shares of the November 1, 1996 option grant was issued as of the date of the filing of this Form 10-K Annual Report. Options for the remaining 50,000 common shares will be issuable in the future. (See Item 1 (A), (1), above).

     The DeVito Employment Agreement also provides that, through November 1, 1998, in the event of a sale of 50.1% or more of the shares of the Company, or a merger of the Company (a "Change of Ownership"), either of which results in a non-voluntary termination of DeVito, DeVito will be entitled to receive his base salary for one year; if DeVito is separated during the first year after a Change of Ownership, DeVito's base salary will continue for the remainder of that year; and, if DeVito accepts a position at another company during the first year after a Change of Ownership, the Company will make up any difference in base salary in the event of a salary reduction. In each instance, health plan benefits and life insurance benefits will continue on the same terms. A copy of the DeVito Employment Agreement is annexed to this Form 10-K Annual Report as Exhibit A. (See Item 1 (A), (1), above).

     During Fiscal 1996, the Company entered into a letter agreement (the "Drohan Letter Agreement") with Edward Drohan ("Drohan"), its new Vice President, Sales and Marketing, providing for the following: a base salary of $90,000 annually with commission through October 31, 1996, at the Company's standard commission rates on business personally generated by Drohan. In accordance with the Company's standard policy, commissions are to be paid upon receipt of payment from the customer. A $3,000 draw against commissions is provided. Commencing November 1, 1996, the standard commission arrangement is replaced by two programs designed to reward Drohan for contributions to the Company's overall performance: (A) payment of 9% of the increase in pre-tax profit from year to year, as reported for the Company's core business alone and, therefore, excluding discontinued operations and the effect of extraordinary items: the $3,000 per month draw will continue; pre-tax profit will be calculated monthly and reconciled and remitted quarterly, with the entire program to be reviewed annually; and (B) participation in the Company's "Senior Management Profit Grid" which is designed to permit participants to earn a portion of their compensation based on the pre-tax profitability the Company, calculated on the percentage profitability and actual revenue. The Company is in the process of finalizing this profit plan. A copy of the Drohan Letter Agreement is annexed to this Form 10-K Annual Report as Exhibit B.

     The Drohan Letter Agreement provides for the issuance of the following stock options: options to purchase 40,000 common shares within ninety (90) days of full-time employment (all of which have been issued); options to purchase 30,000 common shares within one year of the date of issue of the first option and options to purchase 30,000 common shares within two years of the date of issue of the second option. Options to purchase 70,000 common shares have been issued as of the date of the filing of this Form 10-K Annual Report. Options for the remaining 30,000 common shares will be issuable in the future. (See Item 1
(A), (1), above).


     During Fiscal 1995, the Company terminated three employment agreements with former employees: L. Rodger Loomis, the former President, Treasurer, Director, Chairman of the Board of Directors, Chief Executive Officer and Chief Operating Officer of the Company; Ronald Bulger, the former head of the Company's Intronet Division, formed in November, 1994, upon the Intronet Acquisition and the former President of Intronet, Inc.; and Robert Tripi, a former employee of the Company associated with the Intronet Division, and a former Vice President of Intronet, Inc. Messrs. Loomis and Bulger no longer have employment or consulting relationships with the Company. The Company and

Mr. Loomis reached a resolution regarding Mr. Loomis' employment agreement (the "Loomis Employment Agreement") stipulating that Mr. Loomis would receive weekly payments covering a period of time from April, 1995 through March, 1997. (See
Item 13, "Certain Transactions - Loomis Transactions", below). These payments have been completed. Mr. Tripi, through a corporation formed by Mr. Tripi, has entered into a consulting agreement with the Company whereby Mr. Tripi and his corporation assist the Company with a portion of the operations, as well as with certain projects, related to its core business.

INCENTIVE STOCK OPTIONS

     On November 1, 1983, the Company adopted an incentive stock option plan pursuant to Section 442A of the Internal Revenue Code. The incentive stock option plan was amended, effective September 28, 1985, again amended effective January 1, 1987, and was thereafter restated in its entirety effective March 23, 1987, and was further amended by the shareholders at the 1992 and 1993 Annual Meetings to increase the number of common shares covered by the Incentive Plan to 600,000 common shares (such Incentive Plan, as initially adopted and as amended and restated to date, is herein referred to as the "Incentive Plan"). Under the Incentive Plan, the Company's Stock Option Committee, which is designated by the Board of Directors and currently consists solely of Lobozzo, may grant options to key employees to purchase up to an aggregate of 600,000 common shares. Such options expire 5 years from the date of the grant. Pursuant to law, the exercise price of the options will be equal to the fair market value of the common shares on the date when the option is granted, except that employees owning greater than ten percent (10%) of the issued and outstanding common shares of the Company are only eligible for grants under the Incentive Plan if the exercise price is 110% of such fair market value and if the term of the option is not more than 5 years. A purpose of the Incentive Plan is to assist the Company in attracting and holding valuable employees by providing those employees with incentives to foster the growth of the Company. As of October 31, 1995, options under the Incentive Plan covering an aggregate of 230,500 common shares had been issued and were outstanding. No exercises of stock options occurred in Fiscal 1995. As of October 31, 1996, options under the Incentive Plan covering an aggregate of 365,500 common shares had been issued and were outstanding. No exercises of stock options occurred in Fiscal 1996. Of the 600,000 common shares authorized to be issued under the Company's Incentive Plan, options for 228,150 common shares have been exercised. During Fiscal 1995 and Fiscal 1996, DeVito, the President and Chief Operating Officer of the Company, was granted an option to purchase, respectively, 100,000 and 10,000 common shares for a 5 year period at the then fair market value of the Company's common shares, or, respectively, $0.50 and $0.13 per common share. From and after the completion of Fiscal 1996, options covering an aggregate of 125,000 common shares have been reacquired under the Incentive Plan, and options covering an aggregate of 125,000 common shares have been issued (including 50,000 to John DeVito, 25,000 to Frank J. Donnelly and 50,000 to Edward Drohan) at the aggregate exercise price of between $0.17 and $.105 per common share.

NON-QUALIFIED STOCK OPTIONS

     Effective September 28, 1985, the Company established a Non-Qualified Stock Option Plan to be available to members of the Board of Directors who are not otherwise employees of, or subject to, written employment or consulting agreements with, the Company (the "Non-Qualified Plan"). The Non-Qualified Plan is separate from, and in addition to, the Incentive Plan, and is administered by the Stock Option Committee. The Non-Qualified Plan provides that: (1) no individual is eligible to receive any option unless such individual has been a member of the Board of Directors for a period of at least one year and also has been designated as eligible for such receipt by the Stock Option Committee; (2) the maximum number of common shares which each eligible director will be able to acquire is 30,000; (3) the maximum aggregate number of common shares available to eligible directors is 100,000; (4) no option granted will be exercisable for a period of one year from the date such option is granted; and (5) the option rights available to an eligible director will have a life of 5 years from the date granted. As of October 31, 1995 and October 31, 1996, there were no options outstanding, and no options had been exercised during either fiscal year. No options under the Non-Qualified Plan have been issued or exercised since the commencement of Fiscal 1995 or Fiscal 1996. No options are outstanding as of the date of this Form 10-K Annual Report.


              Long-Term Incentive Plans Awards In Last Fiscal Year

     The Company is in the process of finalizing its Long-Term Incentive Plan. Consequently, no awards have been made.

COMPENSATION OF DIRECTORS

     The Company pays each non-employee director $250 per each Board Meeting attended by the director. During Fiscal 1996 and 1995, no fees were paid to any non-employee directors, all of which fees were waived.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS


     The following table sets forth as of October 31, 1996, certain information concerning the Company's common shares held by: (i) each shareholder known by the Company to own beneficially, or of record, more than 5% of the Company's common shares, the only voting class of the Company's securities; (ii) each director, and each nominee for director, of the Company; and (iii) all directors and officers of the Company as a group. (1)

Name and address                    Amount and Nature of      Percent of
Beneficial Owner(2)                 Beneficial Ownership      Shares (3)
-------------------                 --------------------      ----------

Joseph M. Lobozzo II (4)
c/o JML Optical Industries, Inc.         15,499,575              79.26
690 Portland Avenue
Rochester, NY 14620

Michael A. Julian (5)
c/o JML Optical Industries, Inc.             23,000                .33
690 Portland Avenue
Rochester, NY 14620

Michael E. McCusker (6)
c/o JML Optical Industries, Inc.             10,000                .15
690 Portland Avenue
Rochester, NY 14620

Alfred C. Engelfried (7)
366 White Spruce Blvd                             0                  0
Rochester, NY 14623

John DeVito (8)
900 Huyler Street                           343,500               4.87
Teterboro, NJ 07608

Willcox & Gibbs, Inc. (9)                 1,000,000              14.68

Edward J. Drohan (10)                       100,000               1.50

Frank J. Donnelly (11)                       10,000                .15

Mary Metrick                                  5,000                .07

John T. Smith (12)                                0                  0

All Directors and
Officers as a group                      16,066,075              80.58
(9 persons) (13)


1. After the close of Fiscal 1996, several transactions occurred involving several of the persons listed hereafter. Reference is made to "Control of the Company", "Certain Transactions - Lobozzo Transactions", and "Certain Transactions - Willcox & Gibbs Transactions", in Item 13.

2. After the close of Fiscal 1996, certain other transactions occurred which may require information to be provided by other persons for future reports, as follows: Joanne M. Lobozzo, the wife of Joseph M. Lobozzo II (See "Certain Transactions - "Control of the Company" and "Lobozzo Transactions" in Item 13), and John DiProsa (See "Certain Transactions - Lobozzo Transactions" in Item 13).

3. The percentages shown on the table are based on 6,811,575 of the Company's common shares issued and outstanding on October 31, 1996, the same number which were outstanding on October 31, 1995, and include common shares which may be acquired by the referenced shareholder within 60 days through the exercise of options to purchase common shares, but such common shares are not included in calculating the percentage of common shares beneficially owned by any other shareholder, except for the percentage of shares applicable to Lobozzo, as to which the number of common shares issued and outstanding is calculated at 19,556,400 common shares, and for the designation "All Directors and Officers as a Group", as to which the number of common shares outstanding is calculated at 19,556,400 common shares plus common shares issuable upon exercise of options to persons named in the table other than those issuable to Lobozzo, for an aggregate of 382,500 additional common shares, for a total of 19,938,900 common shares. Also includes options committed to be issued to Messrs. DeVito and Drohan pursuant to their various letter agreements but not issued as of October 31, 1996 and other options issued in Fiscal 1997. Unless otherwise indicated, each shareholder shown on the table has sole voting and investment power with respect to the Common Shares beneficially owned by such shareholder.

4. Includes as of October 31, 1996: 1,999,750 common shares held in Mr. Lobozzo's sole name; 1,304,350 common shares reserved for issuance upon exercise of the 1992 Lobozzo Option Agreement issued concurrently with the Lobozzo Debenture originally issued by the Company to Mr. Lobozzo on October 28, 1992, and amended and restated on February 16, 1995, and on February 20, 1997; and 11,440,475 common shares reserved for issuance upon exercise of the May 1995 Lobozzo Option Agreement, which 11,440,475 common shares were issued after the close of Fiscal 1996. (See Item 13). As of October 31, 1996, includes 435,000 common shares held in the name of JML, of which Mr. Lobozzo is the chairman, chief executive officer and principal shareholder. Includes 20,000 common shares held by Joanne Lobozzo and 300,000 common shares held by Mr. Lobozzo's three adult children as to all of which Mr. Lobozzo disclaims voting power and beneficial ownership. The number of common shares held by Mr. Lobozzo, Joanne Lobozzo and their three adult children changed after the close of Fiscal 1996. Also includes, as of October 31, 1996, 480,000 common shares pledged to NCFC as part of the NCFC Restructuring. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in Item 13).


5. Includes 12,500 common shares held jointly with his spouse and 1,000 common shares held by his wife and minor son, jointly. Does not include any common shares owned by JML of which Mr. Julian is an officer and minority shareholder, all of which common shares are included in the calculation relating to Mr. Lobozzo in Note 4 above, 1,000 common shares owned by his adult daughter, or 6,900 common shares owned by his adult son, who is also an employee of JML. The number of common shares held by Mr. Julian and his wife changed after the close of Fiscal 1996. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in Item 13).

6. Does not include any common shares owned by JML of which Mr.McCusker is an officer and minority shareholder, all of which common shares are included in the calculation relating to Mr. Lobozzo in Note 4 above. The number of common shares held by Mr. McCusker and his wife changed after the close of Fiscal 1996. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in
Item 13).

7. The number of common shares held by Mr. Engelfried and his wife changed after the close of Fiscal 1996. See "Certain Transactions - Lobozzo Transactions, in
Item 13.

8. Includes options to purchase 100,000 common shares agreed to be issued pursuant to the DeVito Employment Agreement executed during Fiscal 1995, of which options to purchase 50,000 common shares were issued in Fiscal 1997, and options for an additional 50,000 common shares remain to be issued, gifts from Lobozzo during Fiscal 1995 of 80,000 common shares and 20,000 common shares in the name of DeVito and DeVito's spouse, respectively, an additional 1,000 common shares owned by DeVito's spouse and options, as of October 31, 1996, options to purchase 142,500 common shares pursuant to the Incentive Stock Option Plan, of which an option to purchase 7,500 common shares at $.75 per share expired, unexercised, on December 4, 1996, and an option to purchase 25,000 common shares at $1.00 per share is scheduled to expire on September 18, 1997. During Fiscal 1996, options under the Incentive Stock Option Plan to purchase 25,000 common shares were voluntarily surrendered by DeVito and an option to purchase 10,000 common shares was issued to Mr. DeVito. See "Certain Transactions - Lobozzo Transactions, in Item 13, "Employment Agreements" and "Incentive Stock Options", in Item 11.

9. Includes 1,000,000 common shares registered in the name of "Willcox & Gibbs Data Net, Inc., and Dataspan Systems, Inc. Jt Ten", which organizations, under amended names, are wholly-owned subsidiaries of Willcox & Gibbs. (See "Certain Transactions - Willcox and Gibbs Transactions", in Item 13.


10. Includes 100,000 common shares agreed to be issued pursuant to the Drohan Letter Agreement, 70,000 of which were issued in Fiscal 1997. (See "Employment Agreements", above).

11. Does not include 25,000 common shares issuable pursuant to an option issued in Fiscal 1997.

12. John T. Smith was elected a director during Fiscal 1997.

13. As of October 31, 1996, there were 6,811,575 common shares outstanding. The figure of 15,991,075 includes the common shares to which reference is made in Notes 4, 5, 6, 7, 8, 10 and 11, above and the option issued to Ms. Metrick and assumes exercise of all options referenced to therein which were outstanding on October 31, 1996. (See Note 3 above.)

     Following the close of Fiscal 1996, there was a change of control of the Company.

     As of December 30, 1996, Lobozzo gave to his wife, Joanne Lobozzo, 74,875 common shares, bringing the number of common shares owned by Joanne Lobozzo in her own name to 94,875 common shares. This transaction was a portion of the transactions in which Lobozzo engaged with regard to the 1,519,750 common shares owned by Lobozzo to which reference is made in Item 13, "Certain Transactions - Lobozzo Transactions", below. Lobozzo transferred 635,000 common shares to John DiProsa, who, as of the date of the transfer, became a holder of in excess of 5% of the outstanding common shares of the Registrant. Following the exercise of the Restated 1995 Lobozzo Options, Mr. DiProsa no longer held in excess of 5% of the outstanding common shares of the Registrant.

     In February, 1997, Lobozzo transferred to Joanne Lobozzo: (i) half of the several debt obligations owed to him by the Company; (ii) half of the Restated 1992 Lobozzo Option Agreement to purchase 1,304,350 common shares; and (iii) half of the Restated May 1995 Lobozzo Option to purchase 11,440,475 common shares, as set forth in "Certain Transactions - Lobozzo Transactions", below.

     In February, 1997, Lobozzo and Joanne Lobozzo each executed their Second Restated May 1995 Lobozzo Option to purchase 5,720,238 and 5,720,237 common shares, respectively, bringing their shareholdings in the Company to 6,730,113 and 5,815,112 common shares, respectively. The exercise of these Second Restated May 1995 Lobozzo Options brought the number of issued and outstanding common shares of the Company to 18,252,050 common shares. Following the February, 1997 transactions, Lobozzo and Joanne Lobozzo each owned, respectively, 36.87% and 31.86% of the issued and outstanding common shares of the Company. Lobozzo's shareholdings include 480,000 common shares pledged to NCFC pursuant to the NCFC Restructuring. Lobozzo and Joanne Lobozzo also each hold a Second Restated 1992 Lobozzo Option Agreement to purchase 652,175 common shares and, if exercised in full, then the shareholdings and percentage of then 19,556,400 issued and outstanding common shares of the Company for Lobozzo and Joanne Lobozzo would increase to 7,382,288 (37.75%) and 6,467,287 (33.07%), respectively. If the
480,000 pledged common shares were returned to Lobozzo and divided equally with Joanne Lobozzo, they would own 7,142,288 and 6,707,287 common shares, respectively, 36.52% (Lobozzo) and 34.30% (Joanne Lobozzo) and in the aggregate 13,849,575 (70.82%) of the 19,556,400 issued and outstanding common shares.


     As a result of these transactions, Lobozzo and Joanne Lobozzo are each considered to be controlling persons of the Company.

Item 13. Certain Relationships and Related Transactions.

                             CONTROL OF THE COMPANY

     As of October 31, 1996 Lobozzo had beneficial ownership of 15,499,575 common shares, or 79.26% of the common shares outstanding, either directly or through control of JML, or beneficially through the shareholdings of his wife and children (although Lobozzo disclaims beneficial ownership of the common shares owned by his wife and children). Lobozzo was also the principal lender to the Company by various loan agreements. (See Item 1, above, and Item 13, "Certain Transactions - Lobozzo Transactions", below). As of October 31, 1995, Lobozzo had beneficial ownership of 2,754,750 common shares, or 40.44% of the then 6,811,575 common shares outstanding, either directly or thorough control of JML, or beneficially through the shareholdings of his wife and children (although Lobozzo disclaims beneficial ownership of the common shares owned by his wife and children). In addition, as of October 31, 1996 and October 31, 1995, the Company had issued the Restated 1992 Lobozzo Option to Lobozzo which was exercisable into 1,304,350 common shares and the Restated May 1995 Lobozzo Option to purchase 11,440,475 common shares. If the Restated 1992 Lobozzo Option Agreement were fully exercised and if the Restated May 1995 Lobozzo Option had then been fully exercised, Lobozzo would then have had beneficial ownership of 15,499,575 Common Shares, or 79.26% of the outstanding Common Shares of the Company. The Company believes that Lobozzo was a control person of the Company as of October 31, 1996 and October 31, 1995, and is a control person of the Company, as is Joanne Lobozzo, as of the date of filing of this Form 10-K Annual Report. The change in control of the Company was reported in the February, 1997 Form 8-K Report.

                              CERTAIN TRANSACTIONS

Lobozzo Transactions

1. To assist in the completion of the Willcox & Gibbs Acquisition, Data Net and Lobozzo, a director of both the Company and Data Net, entered into a private placement of the Lobozzo Debenture due October 28, 1995, in the face amount of $600,001 (the "Lobozzo Debenture"). The Lobozzo Debenture was later restated on February 16, 1995, to extend its term through January 31, 1998. The Lobozzo Debenture is guaranteed by a subordinated guaranty of the Company. The Company also issued to Lobozzo the 1992 Lobozzo Option Agreement which entitles Lobozzo to purchase 1,304,350 common shares of the Company at a price of $.46 per share for a three-year period ending October 28, 1995. The 1992 Lobozzo Option Agreement was also amended to extend its term through January 31, 1998. Lobozzo waived the $200,000 payment due on January 31, 1996 and January 31, 1997, and the Lobozzo Debenture is now due in annual installments of $200,000, commencing January 31, 1998. In 1992, the Company also entered into a Registration Rights Agreement with Lobozzo granting to Lobozzo certain registration rights with regard to certain common shares of the Company which Lobozzo, at the time of the Willcox & Gibbs Acquisition, had the right to purchase, and, subsequent to the completion of the Willcox & Gibbs Acquisition, actually purchased, through the conversion of a previously outstanding Non-

Negotiable Subordinated Debenture (as herein defined) of the Company. (See
Section 2, below). The Lobozzo Debenture and the 1992 Lobozzo Option Agreement have each been amended and restated after the close of Fiscal 1996, to transfer half of each security to Joanne Lobozzo. (See Sections 10 through 15, below.)

2. On June 1, 1990, the Company issued a $1,000,000 fluctuating rate Non-Negotiable Subordinated Debenture due June 1, 1993 (the "Non-Negotiable Subordinated Debenture"), to Lobozzo, then a director of the Company, and to certain parties related to Lobozzo. The Non-Negotiable Subordinated Debenture was convertible into common shares at the conversion price of $.40 per share. Interest was payable quarterly at the interest rate offered on Jumbo Certificates of Deposit on the interest payment date, 5.56% at October 31, 1991. The proceeds from the Non-Negotiable Subordinated Debenture were used to acquire R & M Associates in June, 1990. On December 23, 1992, all outstanding Non-Negotiable Subordinated Debentures were converted, all such Non-Negotiable Subordinated Debentures were cancelled, and on December 30, 1992, an aggregate of 2,500,000 common shares were issued, of which 2,093,750 common shares were issued to Lobozzo, an additional 300,000 common shares were issued to Lobozzo's children, and the balance were issued to various other parties.

3. In May, 1995, the Company and its wholly-owned subsidiaries Data Net (collectively, the Company and Data Net are referred to as the "Borrower") and SAI/Delta and, collectively with the Borrower, "DCI"), and the Borrowers' then commercial lender, NCFC, entered into the May 1995 Letter Agreement to provide for the Overadvance Facility which permitted the Borrower to borrow up to an additional $700,000 over the amount which would otherwise have been permitted by the Borrower to borrow from NCFC under the NCFC Credit Agreement then existing between the Borrower and NCFC. See Item 1 A, (3) above. SAI/Delta is a guarantor of the Borrower's obligations with NCFC. Of the Overadvance Facility, $400,000 would be advanced to the Borrower by Lobozzo pursuant to an agreement (the "1995 Lobozzo Letter Agreement") and $300,000 by NCFC. The May 1995 Letter Agreement and the 1995 Lobozzo Letter Agreement provided for a mechanism whereby, as the Overadvance Facility was repaid, or additional advances on the Overadvance Facility were required, Lobozzo and NCFC could be repaid or could advance additional funds. On May 1, 1995, Lobozzo made the first $400,000 advance to the Borrower on the Lobozzo Commitment to enable the Borrower to activate the Overadvance Facility. Lobozzo was entitled to receive interest on the amount of the outstanding Lobozzo Commitment at the same rate of interest that the Borrower paid to NCFC. The interest rate was reduced following the end of Fiscal 1996 (See Section 8, below.) The participation of NCFC in the Overadvance Facility was terminated on October 10, 1996, as a part of the NCFC Restructuring

(See Item 1 A, (4) above and Section 7, below). In May, 1997, the principal balance outstanding on the Overadvance Facility was paid in full, and the documents upon which it was based were terminated. The termination was reported in the April, 1997 Form 10-Q Report.

4. Pursuant to the 1995 Lobozzo Letter Agreement, and in partial consideration for the Lobozzo Commitment, the Company issued to Lobozzo the May 1995 Lobozzo Option to purchase all of the Company's authorized, uncommitted, but unissued common shares upon payment of $10. In the event the core business of the Company (representing essentially the service business of the Company, but not including the business conducted by Data Net or the Intronet Division) was sold prior to May 20, 1996, then, at the option of the Company's Board of Directors, the May 1995 Lobozzo Option was cancelable (or if any common shares were issued in the event of exercise of the option, those common shares could have been repurchased by the Company at the exercise price) provided the Lobozzo portion of the Overadvance Facility was paid in full with interest plus an additional $100,000 payment. The core business of the Company was not sold by May 20, 1996, and this portion of the 1995 Lobozzo Letter Agreement thereafter became inapplicable. As of May 1, 1995, as of October 31, 1995, as of October 31, 1996, and as of the date of the filing of this Form 10-K Annual Report, the Company had 20,000,000 common shares authorized, of which as of May 1, 1995, 6,811,325 common shares were issued and outstanding. Pursuant to various stock option plans, an aggregate of 700,000 common shares have been reserved, of which, on May 1, 1995, 256,150 common shares had been issued, leaving a balance of 443,850 common shares reserved and unissued. The Company had also reserved 1,304,350 common shares for issuance upon exercise of the Restated 1992 Lobozzo Option Agreement. The balance of the authorized, unreserved, but unissued common shares, or 11,440,475 common shares, were agreed to be reserved for issuance upon exercise of the option granted to Lobozzo by the May 1995 Lobozzo Option. The period during which the option granted by the May 1995 Lobozzo Option could be exercised was for four (4) years from May 20, 1995, through May 20, 1999. As noted in Item 12 above, assuming exercise of the Restated 1992 Lobozzo Option Agreement and the May 1995 Lobozzo Option, which has since been exercised, Lobozzo and Joanne Lobozzo could hold an aggregate of 13,849,575 common shares, or approximately 70.82% of the then issued common shares of the Registrant. (See "Control of the Company" and Sections 10 through 15, below).

5. In September, 1995, Lobozzo made gifts of an aggregate of 100,000 common shares to DeVito (80,000 common shares) and to Debra DeVito, DeVito's wife, (20,000) common shares.

6. During Fiscal 1995, and in December, 1995, following the close of Fiscal 1995, in addition to the Lobozzo Commitment and the advances made by Lobozzo to the Borrowers pursuant to the Overadvance Facility, Lobozzo and JML made the 1995 Additional Lobozzo Advances to the Company to enable the Company to take advantage of business opportunities which, without the 1995 Additional Lobozzo Advances, the Company would not have been able to engage in. The 1995 Additional

Lobozzo Advances were entered into pursuant to a procedure whereby Lobozzo advanced to the Company funds to purchase specific products from vendors who would not do business with the Company except on a COD basis. At the times when the 1995 Additional Lobozzo Advances were made, the Company did not have a sufficient borrowing base on the NCFC Credit Agreement, including the Overadvance Facility, to make the required purchase of products on a COD basis. The funds which the Company obtained from the 1995 Additional Lobozzo Advances were then used to purchase products, and to immediately resell those products, to customers of the Company pursuant to existing purchase orders. The Company committed to repay the 1995 Additional Lobozzo Advances from the proceeds received from the customers at the time the customers paid for the products, and the profits from the sale of those products were divided, on an approximately 50/50 basis, between the Company and Lobozzo or JML. The procedure whereby the 1995 Additional Lobozzo Advances were made was agreed to by NCFC since NCFC then had a security interest in all of the assets of the Borrower. These 1995 Additional Lobozzo Advances have since been repaid in full.

7. NCFC Restructuring

     The original loan from NCFC to the Borrowers (the "Existing NCFC Loan"), made pursuant to the NCFC Credit Agreement originally executed on April 1, 1994, was amended five times thereafter. (See Item 1, above). On October 10, 1996, the Registrant restructured its principal lending relationship with NCFC whereby a portion of the loan from NCFC was purchased by Lobozzo and the balance of the loan from NCFC to the Registrant was restructured as a term loan (collectively, the entire transactions are referred to as the "NCFC Restructuring"). The NCFC Restructuring Documents are each annexed to the Registrant's Form 8-K Current Report dated October 24, 1996. (See Item 1 A, (3). The documents whereby the NCFC Restructuring was accomplished are referred to as the "NCFC Restructuring Documents". The description of the NCFC Restructuring is qualified in its entirety by the NCFC Restructuring Documents.

     As previously noted in Item 1, above, Data Net terminated its business operations and voluntarily surrendered Data Net's collateral to NCFC so that NCFC could liquidate that collateral and apply the proceeds of the liquidation to reduce the indebtedness owing from Data Net to NCFC (the "Data Net Business Termination"). NCFC completed that liquidation resulting in the application of $122,128 to the Data Net obligation to NCFC. The documents relative to the Data Net Business Termination, including the Forbearance Agreement, were filed with the March, 1996 Form 8-K Report (the "Data Net Business Termination Documents"). The description of the Data Net Business Termination is qualified in its entirety by the Data Net Business Termination Documents.

     Following the Data Net Business Termination, NCFC, the Registrant, Data Net, SAI/Delta and Lobozzo entered into a series of six amendments to the Forbearance Agreement, and to the other Data Net Business Termination Documents, which six amendments extended from time to time the Forbearance Period (as defined in the Forbearance Agreement) and otherwise adjusted certain other terms upon which NCFC continued to make loans to the Registrant. Following the execution of Amendment No. 6 to the Forbearance Agreement dated September 9, 1996, NCFC issued three additional letters further extending the Forbearance Period until, eventually, October 10, 1996. The six amendments to the Forbearance Agreement, and the three subsequent extension of time letters, are referred to, collectively, as the "Forbearance Amendments".

     The Existing NCFC Loan, as amended by the Forbearance Agreement and the Forbearance Amendments, as that Existing NCFC Loan existed immediately prior to the NCFC Restructuring, provided the Registrant with the ability to borrow up to a maximum of $2,200,000 subject to the Registrant's complying with certain borrowing base requirements. Following, and as part of, the NCFC

Restructuring, Lobozzo purchased from NCFC, and NCFC assigned to Lobozzo, a principal portion of the Existing NCFC Loan in the amount of $1,449,816, together with additional interest costs and expenses requiring a payment by Lobozzo to NCFC of $1,544,661. Lobozzo purchased this portion of the Existing NCFC Loan at face value, without discount. Pursuant to the Amended and Restated Credit Agreement between the Registrant and Lobozzo (the "Lobozzo Credit Agreement") and the Amended and Restated Promissory Note (the "Lobozzo Note"), Lobozzo granted to Registrant the "Lobozzo Loan", whereby: (a) Lobozzo agreed to increase the maximum amount which the Registrant could borrow from Lobozzo to $2,550,000; (b) Lobozzo decreased the interest rate which the Registrant was required to pay from the amount charged by NCFC which was 2 percent over prime rate (and an increased rate of 4 percent over prime rate in the event of maturity of the Existing NCFC Loan, with rates of 3 percent over prime rate in the event NCFC ever permitted an overadvance of funds in excess of the Existing NCFC Loan and a rate of 5 percent over prime rate in the event of a maturity of an overadvance of funds) to 1 3/4 percent over prime rate with regard to the entire Lobozzo Loan, with a rate of 3 3/4 percent over prime rate in the event of a maturity of the Lobozzo Loan; (c) Lobozzo agreed to supply the Lobozzo Loan for a period of 60 days with an intention to review the Lobozzo Loan during that period to possibly extend it for a longer period of time as opposed to the Existing NCFC Loan as to which NCFC had agreed to forebear with regard to collection efforts, which Forbearance Period expired on October 10, 1996; (d) Lobozzo agreed to restructure the borrowing base to permit the registrant to borrow up to 105% of eligible receivables from the previous maximum amount of 80% of eligible receivables; (e) Lobozzo removed certain financial covenant obligations of the Registrant as to which the Registrant had been in default under the Existing NCFC Loan; and (f) Lobozzo agreed to take a reduced security position from that which NCFC had under the Existing Loan Agreement, by entering into an Intercreditor Agreement with NCFC, whereby NCFC, with regard to the NCFC Term Loan (as herein defined), retained a first security position relative to the Registrant's "Spare Parts Inventory" and Lobozzo, with regard to the Lobozzo Loan, received by the Assignment and by an Amended and Restated General Security Agreement, a security interest subordinated to NCFC with regard to the Registrant's Spare Parts Inventory and a first security interest in all other assets of the Registrant. Lobozzo received a security interest in the Registrant's assets (subject to the Intercreditor Agreement) by the Amended and Restated General Security Agreement.


     The Registrant's lending agreement pursuant to the Lobozzo Loan was amended to, among other matters, extend the term of the lending agreement from December 10, 1996 to March 31, 1997, and this expiration date was subsequently further extended until April 30, 1997 and then to June 30, 1998. The terms of the Amended and Restated Credit Agreement between the Company and Lobozzo (the "Lobozzo Credit Agreement", as amended, which provides for the "Lobozzo Loan") provide that: (1) the maximum loan amount is $2,950,000; (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be initially equal to 100% of the Eligible Receivables from and after June 7, 1997 and 130% for those Eligible Receivables, as defined in Section 2.1 of the Credit Agreement, as amended, which existed at June 6, 1997; (4) certain financial covenant obligations with which the Company was in default were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral with the pledged field spare parts being subordinated to the prior pledge to NCFC; (6) for any loans provided in excess of the available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and (7) payment is due on June 30, 1998. In February, 1997, Lobozzo transferred to Joanne Lobozzo half of his interest in the Lobozzo Loan.

     The balance of the Existing NCFC Loan was converted by NCFC to a five-year Term Loan ("Term Loan") in the face amount of $750,000 by an Amended and Restated Promissory Note ("NCFC Note"). The Term Loan provides for interest at one percent over prime rate and requires payment of interest only for the five years of the Term Loan with a payment of all principal five years after the date of issuance of the Term Loan. The Term Loan provides that if any prepayment of the Term Loan is made during the thirteenth through the thirty-sixth months, a Quarterly Prepayment Premium (as defined in the NCFC Note) of $25,000 per quarter (up to a maximum of $200,000) is required to be paid by the Registrant. No prepayment premium is required for a prepayment prior to the thirteenth month or after the thirty-sixth-month. The Term Loan is secured by the Spare Parts Inventory of the Registrant pursuant to an Amended and Restated Security Agreement. The Company has been in compliance with this ratio requirement for all periods since inception of the Term Loan.

     As an inducement to NCFC to enter into the NCFC Restructuring, Lobozzo, pursuant to a Pledge Security Agreement: (a) pledged to NCFC 480,000 common shares of the Registrant owned by Lobozzo (the "Pledged Shares") in his own name; and (b) agreed to use his reasonable best efforts to cause the Registrant to issue to NCFC before October 10, 1999, a warrant to be approved by the shareholders of the Registrant (the "DCI Warrant"), to the effect that when the common shares covered by the DCI Warrant are added to the Pledged Shares, NCFC would have the right to own seventeen and one-half percent (17.5%) of the issued and outstanding common shares of the Registrant. In the event Lobozzo is unable to cause the Registrant to issue the DCI Warrant, Lobozzo agreed to assign to NCFC a portion of the then existing May 1995 Lobozzo Option to purchase up to

11,440,475 Common Shares of the Registrant, which option to be assigned to NCFC (the "NCFC Option"), when added to the Pledged Shares, would also enable NCFC to purchase up to seventeen and one half percent (17.5%) of the issued and outstanding common shares of the Registrant. The total amount of common shares which NCFC may ever be entitled to receive pursuant to the aggregate of the Pledged Shares and the DCI Warrant or the NCFC Option, are referred to in the Pledge Security Agreement as the "NCFC Shares". Lobozzo also granted to NCFC a Limited Non-Recourse Guaranty and Suretyship Agreement.

     In the event the Term Loan is repaid in full prior to the thirteenth month of the Term Loan, the Pledged Shares would be returned to Lobozzo (and, if ever issued, the DCI Warrant would be cancelled, or, if ever issued, the assignment of the NCFC Option would be cancelled). During the period from the thirteenth month through the end of the thirty-sixth month of the Term Loan, the Term Loan can be repaid, in whole or in part, but the Quarterly Prepayment

Premiums referred to above, will be applicable. In the event of a partial prepayment of the NCFC Note at any time prior to the end of the thirty-sixth month, subsequent Quarterly Prepayment Premiums will be reduced on a pro rata basis, and the total amount of NCFC Shares to which NCFC will have acquisition rights will also be reduced proportionately.

     If: (a) a default is ever made in payments required under the NCFC Note;
(b) Registrant fails to have, as of the last day of any month, a certified ratio of Registrant's Spare Parts Inventory to the then outstanding principal amount of the NCFC Note of at least 2.5 to 1; (c) Lobozzo ever declares an event of default under his agreements with the Registrant; (d) Registrant raises capital in an equity offering and does not remit fifty percent (50%) of the proceeds of such an offering to NCFC to reduce the then outstanding Indebtedness (as defined in the NCFC Note) of Registrant to NCFC; or (e) certain other events of default as specified in the NCFC Note occur, in all events after certain applicable cure periods, then, if any such event occurs, NCFC shall be entitled to acquire immediately and to dispose of all NCFC Shares. In addition, if the NCFC Note is not paid in full by the end of the thirty-sixth month after its issuance, NCFC shall also be entitled to acquire immediately and to dispose of, all NCFC Shares (subject in each instance to the provisions of the Pledge Security Agreement).

     Management of the Registrant intends to call a shareholder meeting which will provide for the election of directors of the Registrant and which will address the issues raised by the NCFC Restructuring including, but not limited to, taking such action as is necessary to have the Registrant's shareholders approve the issuance of the DCI Warrant. (See Item 5, above).

8. Amendments to certain loan agreements.

     The Registrant and Lobozzo agreed to amendments of certain loan agreements between the Registrant and Lobozzo to effectuate reductions of the interest rate payable on those loan agreements.


     The annual interest rate applicable to: (i) the Lobozzo Commitment contained in the Lobozzo Letter Agreement; and (ii) the 1996 Additional Lobozzo Advances, were each originally charged at the same rate of interest as charged by NCFC with regard to the former NCFC Credit Agreement which, prior to the assignment of that agreement from NCFC to Lobozzo on October 10, 1996, were three percent (3%) over the prime rate of NCFC, and five percent (5%) over the prime rate of NCFC in the event of maturity, by acceleration or otherwise.

     By a document entitled Amendment No. 1 to the Lobozzo Loan, which was annexed as an Exhibit to the Form 8-K Report filed on November 25, 1996, Lobozzo and the Registrant and Data Net agreed that, from and after October 10, 1996, the interest rate applicable to both the Lobozzo Commitment and the 1996 Additional Lobozzo Advances would be reduced to one and three quarters of one percent (1 and 3/4%) per annum over the Prime Rate (defined as the highest prime rate published from time to time in the "Money Rates" column of the Wall Street Journal, or any successor publication, as it may change from time to time, based on a 360 day year), and to three and three quarters of one percent (3 and 3/4%) over the Prime Rate in the event of maturity, by acceleration or otherwise. These are the same interest rates as are paid by the Registrant to Lobozzo under the Lobozzo Credit Agreement. The Lobozzo Credit Agreement was entered into between Lobozzo and the Registrant and Data Net simultaneously with the assignment to Lobozzo of the NCFC Credit Agreement.

     By Amendment No. 1 to the Lobozzo Loan, the Registrant and Lobozzo also agreed to amend the definition of "Borrowing Base" as to which "Loans" (as those terms are defined in the Lobozzo Credit Agreement) could be made to the Registrant under the Lobozzo Credit Agreement, to increase the Borrowing Base available to the Registrant from the applicable portion of the Registrant's eligible receivables to include one hundred percent (100%) of any positive cash balance per books as shown by the internal records of the Registrant relative to the operating account of the Registrant maintained at Manufacturer's & Traders Trust Company (the "M&T Account"), together with any checks or instruments of payments in the possession of either the Registrant, or NCFC, and in transit for deposit to the M&T Account. By Amendment No. 1 to the Lobozzo Loan, Lobozzo also waived any non-compliance which may have existed with regard to the Borrowing Base for the period between October 10, 1996, and November 18, 1996, the date of Amendment No. 1 to the Lobozzo Loan.

9. Amendment No. 2 to October 1996 Lobozzo Credit Agreement.

     On December 10, 1996, the Registrant and Lobozzo amended the Lobozzo Loan to extend the maturity date from December 10, 1996, to March 31, 1997, to provide for reductions in the Total Available Borrowing Base (as that term is defined in the Lobozzo Credit Agreement) for the months of January, February and March, 1997, and to provide that if the Overbase Amount, consisting of the amount of Loans outstanding from time to time exceed the Borrowing Base by

$300,000, then no checks will be written on the Borrower's account at Manufacturer's & Traders Trust Company other than by Michael Julian, the Registrant's Secretary or Michael McCusker, the Registrant's Assistant Secretary. By Amendment No. 2 to the Lobozzo Loan, which was annexed as an Exhibit to the February, 1997 Form 8-K Report, Lobozzo also waived any non-compliance with regard to the Borrowing Base through the date thereof.

10. December 30, 1996, Lobozzo transfers.

     As of December 30, 1996, Lobozzo made certain transfers (the "December 1996 Transfers") of certain of the common shares which he held on that date by gifts to certain family members, and by sales to certain other persons. Prior to the December 1996 Transfers, Lobozzo held in his own name an aggregate of 1,999,750 common shares of the Company, 480,000 of which were the Pledged Shares represented by a certificate pledged to, and held by, NCFC as part of the NCFC Restructuring.

     Of the 1,519,750 remaining common shares, Lobozzo transferred an aggregate of 600,000 common shares to his three children and 74,875 common shares to Joanne Lobozzo. Lobozzo also sold an aggregate of 750,000 common shares to, among other persons, three directors and officers of the Company as follows: Alfred C. Engelfried (jointly with his wife), 50,000 common shares; Michael Julian (jointly with his wife), 25,000 common shares and Michael McCusker (jointly with his wife) 25,000 common shares. (See Section 12, below), Lobozzo also sold 635,000 common shares to John DiProsa, who thereafter became a holder of in excess of 5% of the issued and outstanding common shares of the Company (See "Principal Shareholders" in Item 12, above). Following the exercise of the Second Restated May 1995 Lobozzo Option Agreements, Mr. DiProsa ceased to be a holder of 5% of the issued and outstanding common shares of the Company. Following the December 1996 Transfers, Lobozzo held in his own name, in addition to the 480,000 Pledged Shares, 94,875 common shares, the same number then held by Joanne Lobozzo.

11. Amendment No. 3 to October 1996 Credit Agreement.

     (a) In February, 1997, Lobozzo transferred to Joanne Lobozzo half of Lobozzo's interest in all lending obligations of the Company to Lobozzo, and half of all option agreements between the Company and Lobozzo (the "February, 1997 Transfers"). The February, 1997 Transfers were made pursuant to Amendment No. 3 to the Lobozzo Loan, whereby Lobozzo transferred to Joanne Lobozzo half of the following debt securities: (i) the Lobozzo Debenture in the face amount of $600,001, $300,000.50 of which was transferred to Joanne Lobozzo; (ii) the Lobozzo Commitment in the amount of $400,000, $200,000 of which was transferred to Joanne Lobozzo; (iii) the 1996 Additional Lobozzo Advances, in the face amount of $633,600 as of October 10, 1996, $316,800 of which was transferred to Joanne Lobozzo; (iv) the Lobozzo Credit Agreement which then established the Lobozzo Loan in the maximum amount of $2,550,000, $1,275,000 of which was transferred to Joanne Lobozzo; and (v) the Overbase Loans, half of which were transferred to Joanne Lobozzo.

     (b) By Amendment No. 3 to the Lobozzo Loan, Lobozzo also transferred to Joanne Lobozzo half of the following securities: (i) the Restated 1992 Lobozzo Option Agreement to purchase 1,304,350 common shares, of which a Second Amended and Restated 1992 Option Agreement was entered into which entitled Joanne Lobozzo to purchase 652,175 common shares; (ii) the Restated May, 1995 Lobozzo Option which entitled Lobozzo to purchase up to 11,440,475 common shares for an aggregate of $10, of which a Second Restated May, 1995 Lobozzo Option was entered into which entitled Joanne Lobozzo to purchase up to 5,720,237 common shares for $5 and entitled Lobozzo to purchase the balance of 5,720,238 for $5.

     (c) By Amendment No. 3 to the Lobozzo Loan, Lobozzo also transferred to Joanne Lobozzo the right to receive half of the 480,000 Pledged Shares which are ever returned by NCFC pursuant to the October 10, 1996 Pledge Security Agreement, from the pledge by NCFC, and Joanne Lobozzo agreed to provide half of any additional common shares which Lobozzo might ever be required to transfer to NCFC in the event of a default under the NCFC Restructuring. Amendment No. 3 to the Lobozzo Loan was annexed as an Exhibit to the February, 1997 Form 8-K Report.

12. Exercise of Amended and Restated 1995 Lobozzo Stock Option

     In February, 1997, Lobozzo and Joanne M. Lobozzo (collectively, the "Lender") exercised their Second Restated May 1995 Lobozzo Options, each paid $5, and each became entitled to receive, respectively, 5,720,238 and 5,720,237 common shares of the Registrant, all of which are "restricted securities" as defined in Regulation D under the Securities Exchange Act of 1934, as amended. The aggregate of 11,440,475 common shares was issued on February 21, 1997.

13. Amendment No. 4 to Lobozzo Loan

     By Amendment No. 4 to the Lobozzo Loan, Lobozzo and Joanne Lobozzo agreed to amend the Lobozzo Credit Agreement to extend the Maturity Date and to revise the factors for Eligible Receivables (as defined in the Lobozzo Credit Agreement) for the month of April, 1997. Amendment No. 4 to the Lobozzo Loan was annexed as an Exhibit to the February, 1997 Form 8-K Report.

14. Amendment No. 5 to Lobozzo Loan

     By Amendment No. 5 to the Lobozzo Loan, the Maturity Date of the Lobozzo Loan was extended to June 30, 1998. Amendment No. 5 to the Lobozzo Loan was annexed as an Exhibit to the April, 1997 Form 10-Q Report.

15. Amendment No. 6 to Lobozzo Loan


     In May, 1997, the principal balance outstanding on the Overadvance Facility was paid in full, and the documents upon which it was based were terminated. On June 9, 1997, by Amendment No. 6 to the Lobozzo Loan, a copy of which was annexed to the April, 1997 Form 10-Q Report, the Company and the Lender agreed to further amend the Lobozzo Loan in the following respects: (a) the maximum amount was increased from $2,550,000 to $2,950,000; (b) the Company was permitted to borrow up to 100% of Eligible Receivables (as defined in the Lobozzo Credit Agreement) against all Eligible Receivables which come into existence from and after June 7, 1997 and the Company was further permitted to borrow up to 130% of Eligible Receivables for Eligible Receivables which existed as of June 6, 1997; and (c) effective June 7, 1997, the rate of interest on all loans provided by the Lender which shall exceed the available Borrowing Base (or "Excess Borrowing Base Loans", as defined in the Lobozzo Credit Agreement) was increased to five percent (5%) over Prime Rate (as defined in the Lobozzo Credit Agreement). The interest rate applicable to all principal amounts under the Lobozzo Loan which are within the available Borrowing Base remain at one and three quarters of one percent (1 and 3/4%) over Prime Rate, and the interest rate on the Lobozzo Loan in the event of maturity, by acceleration or otherwise, remains at three and three quarters of one percent (3 and 3/4%) over Prime Rate.

CONSULTING TRANSACTIONS

     Mr. Engelfried, who has served as a director of the Company since March, 1995, has been a consultant for the Company since November, 1993. As a consultant, Mr. Engelfried's consulting fees aggregated $69,102 in Fiscal 1995 and $55,871 in Fiscal 1996. A portion of Mr. Engelfried's consulting fees, in the amount of approximately $36,149 for services performed during Fiscal 1995, remained unpaid at October 31, 1995 and $60,681 in consulting fees remained unpaid at October 31, 1996. As of August 15, 1997, the Registrant was indebted to Mr. Engelfried in the amount of $38,652. (See Section 10, "Lobozzo Transactions", above).


WILLCOX & GIBBS TRANSACTIONS

1. On October 31, 1992, Data Net, engaged in the Willcox & Gibbs Acquisition (See Item 1 A, above). The Willcox & Gibbs Acquisition was accomplished pursuant to the terms of a certain Sale and Purchase Agreement dated as of September 29, 1992, as amended (the "Purchase Agreement"). The assets which were acquired by Data Net consisted of, among other matters, all accounts receivable, security deposits, inventories, tangible properties, rights in intangible assets and intellectual property, rights in certain specifically assumed contracts (but not rights or obligations under certain excluded contracts), prepaid expenses, claims against third parties relating to the Assets, permits and documents, books and records of the Sellers. The liabilities which were specifically assumed included liabilities for accounts payable, current liabilities and accrued expenses, subject, however, to a limitation on the amount of the Liabilities which were assumed.


     The consideration given for the assets acquired in the Willcox & Gibbs Acquisition included: (i) the payment to the Sellers, or in escrow at their direction, of $3,500,000 of funds by wire transfer; (ii) the issuance to the Sellers of 1,000,000 common shares (the "Delta Shares") of the Company; (iii) the issuance to the Sellers of the Willcox & Gibbs Debenture due October 31, 1997, of the Company and Data Net in the amount of $475,000; (iv) the issuance to the Sellers of a joint 8% Subordinated Short-Term Note dated October 31, 1992, of the Company and Data Net, in the face amount of $1,150,000 (subject to adjustment); (v) the entry into an Assumption Agreement dated October 31, 1992, whereby, among other matters, Data Net assumed certain of the liabilities of the Sellers; and (vi) the entry into a certain Registration Rights Agreement between the Company and the Sellers, whereby the Sellers obtained registration rights with regard to the Delta Shares. The Willcox & Gibbs Debenture has been repurchased by the Company in November, 1996, effective October 31, 1996. (See
Item 1 A,(4), above, and paragraph (2), below).

     Prior to the Willcox & Gibbs Acquisition, Data Net was in the business of selling and installing data-communication network products and related engineering services and Dataspan was in the business of selling and assembling connectorized cable and cable plant systems. Data Net continued in those businesses following the Willcox & Gibbs Acquisition until March 8, 1996 when Data Net discontinued its operations (See Item 1 A, (2) and (5), above).

2. Rexel Debenture Purchase. Purchase of $475,000 Debenture of Registrant and Subsidiary.

     The Registrant signed the Rexel Letter Agreement, dated as of October 31, 1996, with Rexel DS, Inc., f.k.a. Willcox & Gibbs DS, Inc., and Rexel DN, Inc., f.k.a. Willcox & Gibbs DN, Inc. (collectively, the corporations identified above are the "Sellers", as previously defined), whereby the Sellers agreed to sell to the Registrant the Willcox & Gibbs Debenture, as amended, which was issued in the original face amount of $475,000, and which, as of the date of the purchase, was held by the Sellers and was due on October 31, 1997. By the Rexel Letter Agreement, the Buyers agreed to purchase the Willcox & Gibbs Debenture for payment of $75,000. The purchase price included the principal and interest payable on the Willcox & Gibbs Debenture, which interest payable was in arrears as of October 31, 1996 in the aggregate amount of $55,384. The Rexel Letter Agreement provides for the release of the Borrowers from any obligations under the Willcox & Gibbs Debenture. The purchase of the Willcox & Gibbs Debenture and the terms of the Rexel Letter Agreement were consented to by Lobozzo and by NCFC. Rexel, Inc., formerly Willcox & Gibbs, Inc., the parent of the Sellers, holds 1,000,000 common shares of the Registrant. (See Item 12, Principal Shareholders, above).

     The purchase of the Willcox & Gibbs Debenture, which has been recorded in Fiscal 1996, resulted in an extraordinary gain to the Registrant of $455,384, which gain is included in the consolidated balance sheet of the Registrant in the Registrant's consolidated net loss.


LOOMIS TRANSACTIONS

     At the time of his employment by the Company in 1987, Mr. L. Rodger Loomis, then the President of the Company, was granted an option to purchase 200,000 common shares at a price of $.375 per share for a period of time which expired on January 22, 1993 (the "Loomis Option"). In January, 1993, Mr. Loomis advised the Board of Directors that he desired to exercise the Loomis Option. The Board of Directors authorized a loan to Mr. Loomis in the amount of $75,000 to enable him to exercise the Loomis Option which was approved by shareholders at the 1993 Annual Meeting. The loan was evidenced by a Time Payment Promissory Note which bore interest at a rate of interest not less than imputed interest as published by the Internal Revenue Service. As of January 19, 1993, the date of the Time Payment Promissory Note, the rate of interest, and the rate of interest applicable to the Time Payment Promissory Note, was 6.15% per annum.

     In March, 1995, Mr. Loomis resigned as an officer of the Company (and all subsidiaries), and in April, 1995, Mr. Loomis resigned as a director of the Company (and all subsidiaries). Mr. Loomis and the Company agreed to cancel all existing agreements between themselves, including Mr. Loomis' then existing Loomis Employment Agreement, with the consideration for such cancellation being the Company's agreeing to make periodic payments to Mr. Loomis at a gross amount sufficient to amortize the Time Payment Promissory Note over a period of twenty-four months commencing April, 1995 and provide him with a net payment at the rate of $1,000 per week for the period April, 1995 through March, 1997. All payments as described herein have been made.


SAGE, RUTTY & CO., INC.

     Sage, Rutty & Co., Inc., of which Gary Russell, formerly a director of the Company until September, 1995, was a Vice President, was the managing underwriter of the Company's initial public offering and was a market-maker in the Company's common shares. During the period of time that Mr. Russell served as a director of the Company, he disclaimed any interest in the common shares held by Sage, Rutty & Co., Inc.

     During Fiscal 1995, the Company failed to meet the requirements of the NASDAQ for listing of its Common Shares on the NASDAQ market and the Company's common shares were subsequently delisted. The Company believes that Sage, Rutty & Co., Inc., is no longer a market-maker of the Company's common shares.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Items 14(a)(1), 14(a)(2) and 14(d): The following financial statements and financial statement schedules are filed herewith:

     Independent Auditors' Report

     Consolidated Balance Sheets - October 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended October 31, 1996, 1995, and 1994

     Consolidated Statements of Changes in Stockholders' Investment for the years ended October 31, 1996, 1995, and 1994

     Consolidated Statements of Cash Flows for the years ended October 1996, 1995, and 1994

     Notes to Consolidated Financial Statements

     Financial Statements Schedule - Schedule VIII - Valuation and Qualifying Accounts for the years ended October 31, 1996, 1995 and 1994.

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


Dated:  August 18, 1997                           DELTA COMPUTEC INC.


                                                  By:/s/ John DeVito
                                                     ------------------
                                                     John DeVito
                                                     President and Chief
                                                     Operating Officer

                                                  By:/s/Frank J. Donnelly
                                                     ------------------
                                                     Frank J. Donnelly
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 18, 1997                            By:/s/ Alfred Engelfried
                                                     ------------------------
                                                     Alfred Engelfried
                                                     Director and Assistant
                                                     Secretary

Dated: August 18, 1997                            By:/s/ Michael Julian
                                                     ------------------------
                                                     Michael Julian
                                                     Director and Secretary

Dated: August 18, 1997                            By:/s/ Joseph M. Lobozzo II
                                                     ------------------------
                                                     Joseph M. Lobozzo II
                                                     Director and Chairman of
                                                     the Board of Directors

Dated: August 18, 1997                            By:/s/ Michael McCusker
                                                     ------------------------
                                                     Michael McCusker
                                                     Director and Assistant
                                                     Secretary


Dated: August 18, 1997                            By:/s/ John T. Smith
                                                     ------------------------
                                                     Director

                                INDEX TO EXHIBITS

     The Exhibits denominated by (1) were previously filed as part of, and are hereby incorporated herein by reference to, the Exhibits in the Registrant's Registration Statement on Form S-18 (File No. 33-389NY) as amended by Amendment No. 1. The number contained in parentheses set forth opposite the Exhibit hereunder (and where elsewhere incorporated by reference) refers to the Exhibit number in the Registrant's Registration Statement on Form S-18 and amendments thereto.

     The Exhibits denominated by (3) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report of Form 10-K for the fiscal year ended October 31, 1987.

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

     The Exhibits denominated by (12) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Current Report on Form 8-K dated May 4, 1995.

     The Exhibits denominated by (14) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Current Report on Form 8-K dated March 23, 1996.

     The Exhibits denominated by (15) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1996, and filed on September 18, 1996.

     The Exhibits denominated by (16) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Current Report on Form 8-K dated October 24, 1996.


     The Exhibits denominated by (17) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Current Report on Form 8-K dated November 25, 1996.

     The Exhibits denominated by (18) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Current Report on Form 8-K dated February 20, 1997.

     The Exhibits denominated by (19) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1997, and filed on June 18, 1997.

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

         (10.24)  Building Lease Teterboro, New Jersey (7)

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

         (10.36)  Registration Rights Agreement dated as of October 31, 1992 (8)

         (10.37)  8% Subordinated Debenture due October 28, 1995 (8)

         (10.38)  Option Agreement dated October 28, 1992 (8)

         (10.39)  Registration Rights Agreement dated October 28, 1992 (8)


         (10.40) Letter from Richard J. Mackey, President and Chief Financial Officer of Willcox & Gibbs, Inc., to Peter D. Smith, Chief Financial Officer of Delta Computec Inc., dated October 13, 1992 (8)

         (10.43)  Employment Agreement between Delta Computec Inc., and
                  L. Rodger Loomis dated September 1, 1992 (9)

         (10.44) Joint Venture Agreement between SAI/Delta, Inc., and Systems Automation, Inc., dated March 10, 1992 (9)

         (10.48)  Credit Agreement, National Canada Finance Corporation (11)

         (10.49) Credit Agreement, National Canada Finance Corporation, Amendment No. 1 (11)

         (10.50)  Asset Purchase Agreement dated October 17, 1994 (11)

         (10.51)  Amendment No. 1 to Asset Purchase Agreement (11)

         (10.52) Credit Agreement, National Canada Finance Corporation, Amendment No. 2 (11)

         (10.53) Credit Agreement, National Canada Finance Corporation, Amendment No. 3 (12)

         (10.54) Credit Agreement, National Canada Finance Corporation, Amendment No. 4 (12)

         (10.55) Credit Agreement, National Canada Finance Corporation, Amendment No. 5 (12)

         (10.56) Letter agreements dated, respectively, May 1, 1995, May 1, 1995, and May 4, 1995, with Joseph M. Lobozzo II, a Director, Chairman of the Board of Directors and controlling person of the Registrant, relative to providing a commitment to advance up to $400,000 of the Overadvance Facility provided by National Canada Finance corporation, and granting a stock option to Joseph M. Lobozzo II (12)

         (10.57)  Letter between Data Net and NCFC dated March 8, 1996 (14)

         (10.58) Forbearance Agreement between the Registrant, Data Net and NCFC dated March 8, 1996 (14)

         (10.59) Release and Indemnification Agreement between the Registrant, Data Net and NCFC dated March 8, 1996 (14)

         (10.60) Reaffirmation of Guaranty between the SAI/Delta and NCFC dated March 8, 1996 (14)

         (10.61)  Letter between NCFC and Data Net dated March 6, 1996 (14)


         (10.62) Reaffirmation of Subordination dated March 8, 1996 between Lobozzo and NCFC, constituting documents relative to the disposition of assets of Data Net (14)

         (10.63) Amended and Restated Promissory Note from the Registrant to NCFC dated May 1, 1995 (16)

         (10.64) Third Amended and Restated Promissory Note from the Registrant to NCFC dated October 27, 1995. (16)

         (10.65)  Amendment No. 1 to Forbearance Agreement dated May 9, 1996
                  (16)

         (10.66)  Amendment No. 2 to Forbearance Agreement dated May 21, 1996
                  (16)

         (10.67)  Amendment No. 3 to Forbearance Agreement dated June 14, 1996
                  (16)

         (10.68)  Amendment No. 4 to Forbearance Agreement dated July 31, 1996
                  (16)

         (10.69)  Amendment No. 5 to Forbearance Agreement dated August 15, 1996
                  (16)

         (10.70) Amendment No. 6 to Forbearance Agreement dated September 9, 1996 (16)

         (10.71) Letter from NCFC to the Registrant dated October 1, 1996, extending the Forbearance Period to October 3, 1996 (16)

         (10.72) Letter from NCFC to the Registrant dated October 4, 1996, extending the Forbearance Period to October 9, 1996 (16)

         (10.73) Letter from NCFC to the Registrant dated October 10, 1996, extending the Forbearance Period to October 10, 1996 (16)

         (10.74)  Assignment from NCFC to Lobozzo dated October 10, 1996 (16)

         (10.75) Amended and Restated Promissory Note from the Registrant to NCFC dated October 10, 1996, in the principal face amount of $750,000 (16)

         (10.76) Intercreditor Agreement between NCFC and Lobozzo dated October 10, 1996 (16)

         (10.77) Amended and Restated Security Agreement between the Registrant and NCFC dated October 10, 1996 (16)


         (10.78) Pledge Security Agreement between Lobozzo and NCFC dated October 10, 1996 (16)

         (10.79) Form of Warrant from the Registrant to Lobozzo (the "DCI Warrant"), attached as Exhibit A to the Pledge Security Agreement, Exhibit 16, above, to be used in the event the shareholders of the Registrant approve the issuance thereof
                  (16)

         (10.80) Form of Stock Option from the Registrant to NCFC (the "Assigned Option"), attached as Exhibit B to the Pledge Security Agreement, Exhibit 16, above, to be used in the event the shareholders of the Registrant do not approve the issuance of the DCI Warrant (16)

         (10.81) Form of Assignment Agreement from Lobozzo to NCFC to be used in the event Lobozzo issues to NCFC the Assigned Option (16)

         (10.82) Form of Stock Option from the Registrant to Lobozzo to be issued in the event Lobozzo issues to NCFC the Assigned Option
                  (16)

         (10.83) Limited Non-Recourse Guaranty and Suretyship Agreement between Lobozzo and NCFC dated October 10, 1996 (16)

         (10.84) Document from NCFC showing the payoff amounts for the Existing NCFC Loan as of October 10, 1996 (16)

         (10.85) Letter from NCFC to the Registrant dated October 10, 1996, acknowledging receipt from Lobozzo on October 10, 1996, of $1,544,661.10, with regard to the NCFC Restructuring and assignment of a portion of the Existing NCFC Loan to Lobozzo
                  (16)

         (10.86) Form of letter sent to customers of the Registrant advising the customers of a different lock box address (16)

         (10.87) Amended and Restated Credit Agreement between the Registrant, Data Net and Lobozzo dated October 10, 1996 (16)

         (10.88) Amended and Restated Promissory Note from the Registrant to Lobozzo in the principal maximum face amount of $2,550,000, dated October 10, 1996 (16)

         (10.89) Amended and Restated General Security Agreement between the Registrant, Data Net and Lobozzo, dated October 10, 1996 (16)

         (10.90) Amended and Restated Unlimited Continuing Guaranty from SAI/Delta to Lobozzo, dated October 10, 1996 (16)


         (10.91) Amended and Restated General Security Agreement from SAI/Delta to Lobozzo, dated October 10, 1996 (16)

         (10.92) Cash Management Services Agreement between the Registrant and Manufacturers & Traders Trust Company (16)

         (10.93) Letter from NCFC dated April 24, 1996, advising Data Net that $122,182 had been applied by NCFC to the outstanding Data Net loan as a result of the liquidation of the Data Net assets
                  (16)

         (10.94) Amendment No. 1 to Amended and Restated Credit Agreement and Other Agreements (17)

         (10.95)  Rexel Letter Agreement dated as of October 31, 1996 (17)

         (10.96) Option Exercise Documents relative to the Second Restated May 1995 Option Agreement (18).

         (10.97) Option Transfer Document relative to the Second Restated May 1995 Option Agreement (18).

         (10.98) Amendment No. 2 to Amended and Restated Credit Agreement and Other Agreements dated December 10, 1996 (18).

         (10.99) Amendment No. 3 to Amended and Restated Credit Agreement and Other Agreements dated January 13, 1997 (18).

         (10.100) Amendment No. 4 to Amended and Restated Credit Agreement and
                  Other Agreements dated February 18, 1997 (18).

         (10.101) Second Amended and Restated May 1995 Stock Option Agreement
                  (Joseph M. Lobozzo II) (18).

         (10.102) Second Amended and Restated May 1995 Stock Option Agreement
                  (Joanne M. Lobozzo) (18).

         (10.103) Securities Transfer Document (18).

         (10.104) Second Amended and Restated October 1992 Option Agreement
                  (Joseph M. Lobozzo II) (18).

         (10.105) Second Amended and Restated October 1992 Option Agreement
                  (Joanne M. Lobozzo) (18).

         (10.106) Second Amended and Restated 8% Subordinated Debenture due
                  January 31, 1998 - No. 1 (Joseph M. Lobozzo II) (18).

         (10.107) Second Amended and Restated 8% Subordinated Debenture due
                  January 31, 1998 - No. 2 (Joanne Lobozzo) (18).


         (10.108) First Amended and Restated Promissory Note (18).

         (10.109) Amendment No. 5 to Amended and Restated Credit Agreement and
                  Other Agreements dated April 30, 1997 (19).

         (10.110) Amendment No. 6 to Amended and Restated Credit Agreement and
                  Other Agreements dated June 9, 1997 (19).

      (A)(10.111) Letter Employment Agreement between Registrant and John
                  DeVito dated October 23, 1995

      (B)(10.112) Letter Employment Agreement between Registrant and Edward
                  Drohan dated March 25, 1996

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

         (21)     Subsidiaries of the Registrant (See attached).

         (22) Published report regarding matters submitted to vote of security holders. Not applicable

         (23)     Consents of experts and counsel. Not applicable

         (24)     Power of Attorney. Not applicable

         (28) Information from reports furnished to state insurance regulatory authorities. Not applicable

         (99)     Additional Exhibits. None