Form 10-Q
period 1997-07-31
DELTA COMPUTEC INC
filed 1997-09-15
CIK 779338

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

   (Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ____________

                           Commission File No. 0-14733

                               DELTA COMPUTEC INC.
             (Exact name of registrant as specified in its charter)

                New York                          16-1146345
  (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
  Incorporation or Organization)

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

                                 Yes [ ] No [x]

As of September 12, 1997, there were 18,252,050 common shares outstanding of the Registrant's Common Shares $.01 par value.

Index to Exhibits is located on page 20.

                               DELTA COMPUTEC INC.

                                    Form 10-Q
                           Quarter Ended July 31, 1997

                                                                     INDEX

Part I:  Financial Information                                        Page
                                                                      ----
   Item 1.  Financial Statements

   Consolidated balance sheets at July 31, 1997 and
       October 31, 1996                                               3-4

   Consolidated statements of operations for the three
       months ended July 31, 1997 and 1996 and the nine
       months ended July 31, 1997 and 1996                              5

   Consolidated statement of cash flows for the nine months
       ended July 31, 1997 and 1996                                     6

   Notes to consolidated financial statements                        7-13

   Item 2.  Management's Discussion and Analysis of Operations
            and Financial Condition                                 14-17

Part II:  Other Information

                  Item 2.  Changes in Securities                       18

                  Item 3.  Defaults Upon Senior Securities          18-19

                  Item 6.  Exhibits and Reports on Form 8-K            20

                  Signatures                                           21

                  Index to Exhibits                                    22

                  Calculation of Earnings Per Share                    23

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                                                     (Unaudited)           (Audited)
                                                                                       July 31,           October 31,
                                                                                         1997                 1996
                                                                                         ----                 ----

Current Assets:

  Cash                                                                               $  (19,786)        $     50,891
  Accounts receivable, less allowance for doubtful accounts of
     $242,512 and $263,808 at July 31, 1997 and October 31, 1996,
     respectively                                                                      1,542,180           2,634,039
  Inventories                                                                          1,048,127             816,939
  Prepaid expenses and other current assets                                              164,060             442,549
                                                                                    ------------        ------------
     Total current assets                                                              2,724,367           3,944,418

Field Spare Parts, net of accumulated amortization                                     2,765,536           2,546,133

Property And Equipment, at cost:

  Technical equipment                                                                    131,893             131,848
  Office furniture and equipment                                                         228,664             260,784
  Vehicles                                                                                74,614              74,614
  Leasehold improvements                                                                  70,792              60,072
  Software                                                                                54,793                   -
                                                                                    ------------        ------------


                                                                                         560,756             527,318

Less: Accumulated depreciation                                                          (348,429)           (291,751)
                                                                                    ------------        ------------

                                                                                         212,327             235,567

Deferred Income Taxes                                                                    150,000             150,000

Other Assets:

 Goodwill, less accumulated amortization of $322,038 and
   $286,256 at July 31, 1997 and October 31, 1996, respectively                          155,055             190,837
 Other                                                                                   113,002             104,431
                                                                                    ------------        ------------
                                                                                         268,057             295,268

    Total Assets                                                                    $  6,130,501        $  7,171,386
                                                                                    ============        ============




                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS EQUITY


                                                                                  (Unaudited)         (Audited)
                                                                                   July 31,          October 31,
                                                                                     1997                1996
                                                                                     ----                ----

Current Liabilities:

  Accounts payable                                                                  $  1,875,936        $  2,526,884
  Short-term debt payable to shareholders                                              2,611,000           2,655,461
  Current portion of long-term debt                                                            -              75,000
  Deferred service revenue                                                             1,627,705           2,131,491
  Accrued expenses
    Reserve for discontinuance of subsidiary                                                   -             102,375
    Payroll and payroll taxes                                                            246,537             176,959
    Interest                                                                              28,152              96,563
    Sales tax payable                                                                    287,458             499,782
    Other                                                                                410,007             310,282
                                                                                    ------------        ------------

      Total current liabilities                                                        7,086,795           8,574,797

Long-Term Debt                                                                           750,000             750,000
Subordinated Debenture                                                                   600,001             600,001
                                                                                    ------------        ------------

      Total long-term liabilities                                                      1,350,001           1,350,001

Stockholders'  Investment:

  Common stock, $ .01 par value; authorized 20,000,000 shares; issued and outstanding 18,252,050 and 6,811,575 at July 31, 1997 and
    October 31, 1996, respectively                                                       182,521              68,116
  Additional paid-in capital                                                           4,801,698           4,916,093
  Accumulated deficit                                                                 (7,290,514)         (7,737,621)
                                                                                    ------------        ------------

      Total Stockholders' Investment                                                 (2,306,295)         (2,753,412)


      Total Liabilities And Shareholders Equity                                     $  6,130,501        $  7,171,386
                                                                                    ============        ============



                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended                 Nine Months Ended
                                                             July 31,                          July 31,
                                                       --------------------               ----------------------
                                                       1997            1996               1997              1996
                                                       ----            ----               ----              ----

Revenues From Continuing Operations:

Service revenues                                   $  3,002,561     $ 2,902,450      $   9,762,366      $  7,840,545
Equipment sales                                         162,490         133,038            433,132           778,531
                                                   ------------     -----------       ------------      ------------
   Total Revenues                                  $  3,165,051     $ 3,035,488       $ 10,195,498      $  8,619,076

Costs And Expenses:

Service costs                                         2,250,146       1,755,722          6,521,671         5,401,652
Cost of equipment sold                                  122,735         284,075            601,634           837,882
Selling, general and administrative                     594,656         794,695          2,332,418         2,051,724
                                                   ------------     -----------       ------------      ------------
Total Operating Expenses                              2,967,537       2,834,492          9,455,723         8,291,258

Other Income (Expense), Net                             (64,294)        (72,912)          (269,678)          (190,833)
                                                   ------------     -----------       ------------      ------------

Earnings From Continuing Operations
   Before Income Taxes                                  133,220         128,084            470,097           136,985

Income Taxes / (Benefit)                                      -               -                  -                 -
                                                   ------------     -----------       ------------      ------------
Earnings (Loss) From Continuing
   Operations                                           133,220         128,084            470,097           136,985
                                                   ------------     -----------       ------------      ------------
Loss From
   Discontinued Operations                              (22,990)       (694,930)           (22,990)       (1,698,229)
                                                   ------------     -----------       ------------      ------------

Earnings (Loss)                                    $    110,230     $  (566,846)      $    447,107     $  (1,561,244)
                                                   ============     ===========       ============      ============




Earnings Per Common And Common

  Equivalent Share:

Continuing Operations                               $       .01             .02                .03               .02
Discontinued Operations                                       -            (.10)                 -              (.25)
                                                    -----------            ----                ---              ----

Combined                                            $       .01          $ (.08)               .03              (.23)
                                                    ===========            ====                ===              ====



                 See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                   July 31,
                                                                                          1997                    1996
                                                                                          ----                    ----

Cash Flow From Operating Activities:

Net earnings (loss)                                                                $   447,107         $    (1,561,244)

Adjustments to reconcile net earnings/(loss) to net cash provided/(used) by operating activities:

    Depreciation & amortization                                                         56,678                 788,967
    Deferred taxes                                                                           -                 261,937
    Expenses charged to accrual for discontinued operations                           (102,375)                      -
    Accounts receivable                                                              1,091,859               2,448,182
    Inventories                                                                       (231,188)                530,537
    Prepaid and other current assets                                                   278,489                   7,840
    Accounts payable and accrued liabilities                                          (550,056)             (1,443,331)
    Sales taxes payable                                                               (212,324)                279,547
    Deferred service revenue                                                          (503,786)                528,761
                                                                                   -----------          --------------


    Net cash flow from operating activities                                            274,404               1,841,196
                                                                                   -----------          --------------


Cash Flow From Investing Activities:

  Capital expenditures, including field spare parts                                   (252,841)               (466,501)
  Fixed assets disposed of in discontinued business                                          -                 609,159
  Investment in intangibles and other assets                                            27,211                  81,787
                                                                                   -----------          --------------

Net cash flow from investing activities                                               (225,630)                224,445
                                                                                   -----------          --------------

Cash Flow From Financing Activities:

Proceeds on exercise of option                                                              10                      -
Payment on short-term debt                                                             (44,461)                (32,639)
Net proceeds (payment) on bank loan                                                          -              (1,983,218)
(Payment) on subordinated debenture                                                    (75,000)                       -
                                                                                   -----------          --------------

Net cash flow from financing activities                                               (119,451)             (2,015,857)
                                                                                   -----------          --------------


Net Increase (Decrease) In Cash                                                    $   (70,677)     $           49,784
                                                                                   -----------          --------------


Cash - beginning of period                                                              50,891                (245,249)
                                                                                   -----------          --------------


Cash - end of period                                                               $   (19,786)     $         (195,465)
                                                                                   ===========          ==============

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

         As previously reported in a Form 10-K for the Fiscal Year ended October 31, 1996 (the "1996 Form 10-K Report") filed in August, 1997, the operations of the Company's wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net") and the Company's Intronet Division ("Intronet") were terminated during the fiscal year ended October 31, 1996 ("Fiscal 1996"). The results for Data Net and Intronet are reported under Discontinued Operations.

         Principles of Consolidation and Representation by Management

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Data Net and SAI/Delta. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

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

         Basis of Presentation

         The Registrant incurred operating losses, on a consolidated basis, in Fiscal 1994, 1995 and 1996. As previously reported by the Registrant in the 1996 Form 10-K Report, as well as above (See "General Description of Business", above), the Registrant's Data Net subsidiary terminated its business operations and ceased operations in Fiscal 1996 due to economic conditions in its industry.

         As reported in the 1996 Form 10-K Report and as discussed above (See "General Description of Business"), in the fourth quarter of Fiscal 1996, the Registrant decided to close its Intronet Division. Effective September 1, 1996, the Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business. Termination of the Intronet Division's operation was completed in the first quarter of the fiscal year which will end October 31, 1997 ("Fiscal 1997").

         The operating results for continuing operations for the three months ended July 31, 1997 and 1996 and for the nine months ended July 31, 1997 and 1996 are for the Company's core business and do not include the operating losses for either the Registrant's Data Net subsidiary or its Intronet Division during the three months ended July 31, 1996 and the nine months ended July 31, 1996, respectively. The net losses incurred by Data Net and the Intronet Division for those respective periods are included in the income statement in losses from discontinued operations. In Fiscal 1997, the Company incurred expenses related to the termination of Data Net that exceeded the amount for which a reserve had been established at October 31, 1996. These expenses were charged to Fiscal 1997's results and are shown under Losses From Discontinued Operations.

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

         Earnings Per Share

         In March, 1997, the Financial Accounting Standards Board issued

         Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The statement will be effective for Fiscal 1997. The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. SFAS No. 128 will require the Company in its fourth quarter and in its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. Early adoption of the statement is not permitted. The Company is currently evaluating what impact the adoption of this standard will have on its disclosures.

         Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options and warrants using the Treasury Stock Method. Weighted average shares outstanding for the three months ended July 31, 1997 and 1996 were 18,252,050 and 6,811,575, respectively. Weighted average shares outstanding for the nine months ended July 31, 1997 and 1996 were 15,445,896 and 6,811,575, respectively.

         New Accounting Standards Pronouncements

    A.   Impairment of Long-Lived Assets

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

  B.     Stock-Based Compensation

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

 C.      Earnings Per Share

         As discussed above (See "Earnings per Share"), in March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The statement will be effective for Fiscal 1997.

  D.     Comprehensive Income

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

         Fair Value of Financial Instruments

         Short-term financial instruments are valued at their carrying amounts included in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, receivables, short-term borrowings and certain other current liabilities. Management believes that the recently-completed financial transactions (See Note 3) indicate that the fair value of long-term debt approximates its carrying value at October 31, 1996 and July 31, 1997.

(2)      Discontinued Operations

         As part of the Company's strategy of concentrating its focus on its core business, the Company's subsidiary, Data Net, terminated its business operations in Fiscal 1996 (See Note 1, "General Description of Business", above). Prior to this termination, Data Net was in the business of the sale and distribution of hardware and test equipment and the sale and assembly of cables used in data communications applications. Data Net's losses of $279,003 for the three months ended July 31, 1996 and $980,563 for the nine months ended July 31, 1996 are included in the statement of operations under losses from discontinued operations for those respective periods. In addition, the Company incurred $22,990 in expenses during the third quarter of Fiscal 1997 that were related to the termination of Data Net, which expenses exceeded the amount for which a reserve had been established at October 31, 1996. These expenses were charged to Fiscal 1997's results and are shown under Losses From Discontinued Operations.

         As reported in the 1996 Form 10-K Report, in November, 1994, the Company acquired substantially all of the operating assets, and assumed certain of the liabilities, of Intronet, Inc. (the "Intronet Acquisition"), which assets formed the basis of the Company's Intronet Division ("Intronet" or "Intronet Division"). Following the Intronet Acquisition, the Company operated from the former Intronet, Inc. office in Waltham, Massachusetts. Subsequent to the acquisition and prior to a downsizing and eventual termination of its operations, the Company's Intronet Division designed, installed and supported advanced computer networks with emphasis in large company and industrial facilities requiring network hubbing integrated with fiber and copper cabling. These assets were acquired in exchange for $337,000 in cash and the assumption of approximately $588,000 in liabilities of Intronet, Inc. In the fall of 1995, the Company reduced the size of its operating staff of its Intronet Division. During the fourth quarter of Fiscal 1996, management decided to terminate operations of the Intronet Division, substantially accomplished at October 31, 1996 with the downsizing of the Intronet Division's staff to one employee by October 31, 1996, and termination of the Intronet Division's operation was completed in the first quarter of Fiscal 1997 with the closing of its office in December, 1996. Effective September 1, 1996, the Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business. Intronet's losses of $415,927 for the three months ended July 31, 1996 and $717,666 for the nine months ended July 31, 1996 are included in the statement of operations in losses from discontinued operations for those respective periods.

         The consolidated financial statements have been reclassified to report separately results from discontinued operations (Data Net and the Intronet Division). The Company's operating results for the interim three-month and nine-month periods ended July 31, 1996 have been restated to reflect continuing operations, comprising the core business of providing computer system, data communication and Lan/Wan technical services and products. Interest expense allocated to discontinued operations includes amounts directly related to such discontinued businesses. Amounts allocated for interest in the three months ended July 31, 1996 totaled $19,454. Revenues from discontinued operations in the three months ended July 31, 1996 totaled $424,041, which were earned in Intronet. Amounts allocated for interest in the nine months ended July 31, 1996 totaled $133,156. Revenues from discontinued operations in the nine months ended July 31, 1996 totaled $3,837,577, which consisted of $2,307,945 and $1,529,632 for Data Net and Intronet, respectively. The remaining net assets of discontinued operations at October 31, 1996 were not significant.

(3)      Debt and Debt Due to Shareholder

         Long-term debt and Debt Due to Shareholder consist of the following at July 31, 1997 and October 31, 1996:


                                                                                       July 31,          October 31,
                                                                                         1997               1996
                                                                                         ----               ----
          Due to shareholder                                                        $     2,611,000    $     2,655,461
          Term loan, due in full on October 10, 2001, with interest payable monthly at prime plus 1.0%, collateralized by field spare parts
            (the "Term Loan")                                                               750,000            750,000
          Notes payable                                                                           -             75,000
                                                                                     --------------    ---------------
                                                                                          3,361,000          3,480,461

          Less: Current portion                                                                   -             75,000
                                                                                     --------------    ---------------
                                                                                     $    3,361,000    $     3,405,461
                                                                                     ==============    ===============



         As reported in the Fiscal 1996 Form 10-K, during Fiscal 1996, the Company was in default on certain provisions and covenants of its long-term credit facility with its then primary lending institution, National Canada Finance Corp. ("NCFC"). On October 10, 1996, the Company restructured the note payable to its bank, National Canada Finance Corp. ("NCFC"), which totalled $2,294,661 at that time. A portion of the note payable to NCFC plus related fees and expenses, aggregating $1,544,661, was assumed by the Company's principal stockholder, Joseph M. Lobozzo II ("Lobozzo"), and the balance of the loan, in the amount of $750,000, was restructured as a Term Loan. The Company has an Amended and Restated Credit Agreement with Lobozzo (the "Lobozzo Credit Agreement", as amended, which provides for the "Lobozzo Loan"), which provides that: (1) the maximum loan amount is $2,950,000;
         (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be equal to 100% of the eligible receivables from and after June 7, 1997 and 130% for those receivables which existed at June 6, 1997; (4) certain financial covenant obligations with which the Company was in default under its prior loan from NCFC were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral for the Lobozzo Loan with the pledged field spare parts being subordinated to the prior pledge under the Term Loan; (6) for any loans provided in excess of the available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and (7) payment is due on June 30, 1998. (See Item 5 for additional information regarding a letter from the Lenders to the effect that the Lenders are agreeable to raising the maximum loan amount to a higher level under certain circumstances to accommodate the Company's anticipated revenue growth and increased working capital needs.

         As of October 31, 1996 and July 31, 1997, there were principal balances of $2,255,461 and $2,611,000, respectively, outstanding under the Lobozzo Loan, both of which balances included advances totaling $633,600 ("Overline Advances") received from Lobozzo prior to the loan restructuring referred to above. As of September 12, 1997, there was $2,669,500 outstanding under the Lobozzo Loan, which balance included Overline Advances totaling $633,600.

         The agreement underlying the Term Loan requires the Company to maintain a ratio of field spare parts to outstanding indebtedness of at least
         2.5 to 1. The Company has been in compliance with this ratio requirement for all periods since inception of the Term Loan restructuring. Lobozzo has pledged 480,000 of the Company's common shares owned by him as additional collateral for the Term Loan. Agreements have been made to provide NCFC with additional equity in the Company (up to 17.5% of the Company's issued and outstanding common shares) under certain circumstances.

         In February, 1997, Lobozzo transferred to his spouse, Joanne M. Lobozzo ("Joanne Lobozzo") half of his interest in the Lobozzo Loan and Lobozzo and Joanne Lobozzo are collectively referred to as the "Lender" under the Lobozzo Credit Agreement.

         On September 12, 1997, the Lenders agreed to raising the maximum Loan amount of $2,950,000 as included in the Amended and Restated Credit Agreement, as amended; provided that: (1) the Company shall meet its operating budget targets as approved by its Board of Directors; and (2) the Company's Loans in excess of the Available Borrowing Base, as defined in the Amended and Restated Credit Agreement, as amended, shall not exceed $700,000 for the period October 1, 1997 through December 31, 1997 and $400,000 for the period January 1, 1998 thorugh June 30, 1998.

         This letter is filed as Exhibit A to this Form 10-Q Quarterly Report.

         In addition, as of October 31, 1996, the Company was obligated to Lobozzo in the principal amount of $400,000 as a result of a May, 1995 Lobozzo Commitment (the "Lobozzo Commitment") in the original amount of $400,000 to provide additional financing to the Company (collectively with the amount to be loaned by NCFC, the "Overadvance Facility"). In connection with the agreement whereby Lobozzo provided the Lobozzo Commitment, the Company issued a May, 1995 Option Agreement entitling Lobozzo to purchase 11,440,475 of the Company's common shares for an aggregate exercise price of $10. In February, 1997, the May, 1995 Option Agreement, as amended and restated, (the "May, 1995 Option Agreement") was exercised in full by the principal shareholder and by Joanne Lobozzo, and 11,440,475 common shares were issued, of which 5,720,238 common shares were issued to Lobozzo and 5,720,237 common shares were issued to Joanne Lobozzo. As a result of this transaction, Lobozzo and Joanne Lobozzo are both now control persons of the Registrant. In May, 1997, the principal balance outstanding on the Lobozzo Commitment was paid in full, and the documents upon which it was based were terminated.

(4)      Subordinated Debentures

         In November, 1992 the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due October 31, 1997 to the sellers ("the Sellers") of the assets acquired by Data Net on November 1, 1992. As of October 31, 1996, the Sellers agreed to sell the entire principal balance of the 8% subordinated debenture, together with accrued interest, to the Company for $75,000. This latter amount was paid to the Sellers in November, 1996.

         The Company has also guaranteed an 8% subordinated debenture of Data Net in the face amount of $600,001, as restated, to Lobozzo and Joanne Lobozzo (the "Lobozzo Debenture"). The Lobozzo Debenture was due in annual installments of $200,000 commencing January 31, 1996 and was issued in connection with an option agreement entitling Lobozzo to purchase 1,304,350 shares of the Company's common shares. Lobozzo has waived the $200,000 payments due January 31, 1996 and 1997, and the $200,000 annual installments will commence on January 31, 1998.

(5)      Other Matters

         The Company experienced a significant consolidated net loss in Fiscal 1996, which was attributable to the operating losses incurred by the Data Net subsidiary and the Intronet Division. As noted elsewhere in this Form 10-Q Quarterly Report, the Company's subsidiary, Data Net, terminated its business operations in March 1996, and, in the fourth quarter of Fiscal 1996, management decided to terminate the operations of the Company's Intronet Division. The actions of the Company were taken as a part of management's plan to refocus the Company's efforts on its core business of providing integrated technology solutions for computer systems, network environments and telecommunication systems.

(6)      Income Taxes


         For the three months ended July 31, 1997 and the nine months ended July 31, 1997, respectively, income taxes of $37,478 and $152,016, respectively, have been offset by the use of the tax benefits associated with the use of the Company's net operating loss carry-forwards.

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

         Results of Operations

         The Company's net income from continuing operations for the three months ended July 31, 1997 was $133,320 (4.2%), or $.01 per share (on 18,252,050 weighted average common shares outstanding for the three months ended July 31, 1997), compared to net income from continuing operations of $128,084 (4.2%), or $.02 per share for the three months ended July 31, 1996 (on 6,811,575 weighted average common shares outstanding for the three months ended July 31, 1996). Net income from continuing operations for the nine months ended July 31, 1997 was $470,097 (4.6%), or $.03 per share (on 15,445,896 weighted average common shares outstanding for the nine months ended July 31, 1997), compared to net income from continuing operations of $136,985 (1.6%), or $.02 per share, for the nine months ended July 31, 1996 (on 6,811,575 weighted average common shares outstanding for the nine months ended July 31, 1996). The improvement of $333,112 in net income from continuing operations for the nine months ended July 31, 1997 reflected the earnings benefit from new business plus a growth in the Company's core business, reflecting management's ability to devote more time to developing its continuing business with the termination of its discontinued operations.

         As discussed in Notes 1 and 2 to the financial statements, during Fiscal 1996, the Company's Data Net subsidiary terminated its operations which had commenced in November, 1992. Data Net incurred a net loss of $279,003, or $.04 per share, for the three months ended July 31, 1996 (on 6,811,575 weighted average common shares outstanding for the three months ended July 31, 1996), and a net loss of $980,563 (42.5%), or $.14 per share for the nine months ended July 31, 1996 (on 6,811,575 weighted average common shares outstanding for the nine months ended July 31, 1996), which losses are reported in the income statement for those respective periods under Loss from Discontinued Operations.

         As discussed in Notes 1 and 2 to the financial statements, in the fourth quarter of Fiscal 1996, the Registrant decided to close its Intronet Division. Termination of the Intronet Division's operation was completed in the first quarter of Fiscal 1997. Intronet incurred a net loss of $415,927 (98.1%), or $.06 per share, for the three months ended July 31, 1996 (on 6,811,575 weighted average common shares outstanding for the three months ended July 31, 1996), and a net loss of $717,666 (46.9%), or $.11 per share, for the nine months ended July 31, 1996 (on 6,811,575 weighted average common shares outstanding for the nine months ended July 31, 1996), which losses are reported in the income statement for those respective periods under Loss from Discontinued Operations. In addition, the Company incurred $22,990 in expenses during the third quarter of Fiscal 1997 that were related to the termination of Data Net, which expenses exceeded the amount for which a reserve had been established at October 31, 1996. These expenses were charged to Fiscal 1997's results and are shown under Losses From Discontinued Operations.

         Revenues

         Revenues from continuing operations were $3,165,051 for the three months ended July 31, 1997, compared to $3,035,488 for the three months ended July 31, 1996, an increase of $129,563 and 4.3%. Service revenues for the three months ended July 31, 1997 were $3,002,561, compared to $2,902,450 for the three months ended July 31, 1996, an increase of $100,111 and 3.4%. The increase in service revenue principally reflects revenue derived from new business. Equipment sales for the three months ended July 31, 1997 were $162,490, compared to $133,038 for the three months ended July 31, 1996, an increase of $29,452 and 22.1%.

         Revenues from continuing operations were $10,195,498 for the nine months ended July 31, 1997, compared to $8,619,076 for the nine months ended July 31, 1996, an increase of $1,576,422 and 18.3%. Service revenues for the nine months ended July 31, 1997 were $9,762,366, compared to $7,840,545 for the nine months ended July 31, 1996, an increase of $1,921,821 and 24.5%. The increase in service revenue reflects revenue derived from new business, as well as a growth in business with the Company's existing customers. Equipment sales for the nine months ended July 31, 1997 were $433,132, compared to $788,531 for the nine months ended July 31, 1996, a decrease of $345,399 and 44.4%. The decline in equipment sales reflects the Registrant's emphasis on its core service maintenance and installation business.

         Costs and Expenses

         Service costs in continuing operations were $2,250,146 (74.9% of service revenue) for the three months ended July 31, 1997, compared to $1,755,722 (60.5% of service revenue) for the three months ended July 31, 1996. The service costs as a percentage of service revenue for the third quarter reflects a cumulative adjustment relating to the reclassification of certain personnel costs. Service costs in continuing operations were $6,521,671 (66.8% of service revenue) for the nine months ended July 31, 1997, compared to $5,401,652 (68.9% of service revenue) for the nine months ended July 31, 1996. The favorable variance in the percentage reflects the improvement in the Company's core service business.

         Cost of equipment sold in continuing operations was $122,735 (75.5% of equipment sales) for the three months ended July 31, 1997, compared with $284,075 (213.5%) for the three months ended July 31, 1996. Cost of equipment sold in continuing operations was $601,634 (138.9% of equipment sales) for the nine months ended July 31, 1997, compared with $837,882 (107.6% of equipment sales) for the nine months ended July 31,

         1996. The quarterly and nine-month results for Fiscal 1997 reflect management's objective of deriving a greater share of revenue from service-related revenue as opposed to purely equipment sales.

         Gross profit for continuing operations was $792,170 (25.0%) for the three months ended July 31, 1997, compared to $995,691 (32.8%) for the three months ended July 31, 1996, a decline of $203,521 and 7.8 percentage points as a ratio of sales. The decline in Fiscal 1997's third-quarter results from those of Fiscal 1996 is attributable to a cumulative adjustment relating to the reclassification of certain personnel costs. For the nine months ended July 31, 1997 and 1996, gross profit for continuing operations was $3,072,193 (30.1%) and $2,379,542 (27.6%), respectively, an improvement of $692,651 and 2.5 percentage points as a ratio of sales. The nine-month results reflect the benefit from the improved sales performance in Fiscal 1997 versus Fiscal 1996.

         Selling, general and administrative expenses in continuing operations were $594,656 (18.8%) for the three months ended July 31, 1997, compared with $794,695 (26.2%) for the three months ended July 31, 1996, a decrease of $200,039 or 25.2%, as compared to a 3.4% increase in service revenue for the same period. The benefit associated with the decline in Fiscal 1997's third-quarter percentage from the Fiscal 1996 percentage is attributable to a cumulative adjustment relating to the reclassification of certain personnel costs.

         Selling, general and administrative expenses in continuing operations were $2,332,418 (22.9%) for the nine months ended July 31, 1997, compared with $2,051,724 (23.8%) for the nine months ended July 31, 1996, an increase of $280,694 or 13.7%, as compared to the 24.5% increase in service revenue for the same period. The increase in SG&A costs was primarily due to additional personnel and associated costs, higher consulting and legal fees, as well as increases in other administrative expenses.

         Total operating expenses in continuing operations were $2,967,537 (93.8%) for the three months ended July 31, 1997, compared with $2,834,492 (93.4%) for the three months ended July 31, 1996, an increase of $133,045 or 4.7% and an increase of 0.4 percentage points as a ratio of sales. Total operating expenses in continuing operations were $9,455,723 (92.7%) for the nine months ended July 31, 1997, compared with $8,291,258 (96.2%) for the nine months ended July 31, 1996, an increase of $1,164,465 or 14.0% and an improvement of 3.5 percentage points as a ratio of sales, the latter percentage reflecting the benefit from the improvement in service revenue.

         Non-operating expenses were $64,294 (2.0%) and $72,912 (2.4%) for the three months ended July 31, 1997 and 1996, respectively, with the Fiscal 1997 expenses reflecting a decrease of $8,618 or 11.8%. Non-operating expenses were $269,678 (2.6%) and $190,833 (2.2%) for the nine months ended July 31, 1997 and 1996, respectively, with the Fiscal 1997 expenses reflecting an increase of $78,845 or 41.3%. The increase in debt service cost for the nine months ended July 31, 1997 was due to increased borrowing incurred as a result of payments made related to liabilities associated with discontinued operations.

         Income from continuing operations was $133,220 (4.2%) for the three months ended July 31, 1997, compared with $128,084 (4.2%) for the three months ended July 31, 1996, an increase of $5,136 or 4.0%. Income from continuing operations was $470,097 (4.6%) for the nine months ended July 31, 1997, compared with $136,985

         (1.6%) for the nine months ended July 31, 1996, an improvement of $333,112. The increase in the nine-month results for Fiscal 1997 reflected the increase in revenue, with an associated benefit to gross profit, partially offset by an increase in SG&A and non-operating expenses.

         For the three months ended July 31, 1997 and the nine months ended July 31, 1997, respectively, income taxes of $37,478 and $152,016, respectively, have been offset by the use of the tax benefits associated with the use of the Company's net operating loss carry-forwards. At October 31,1996 the Company recorded a deferred tax asset of approximately $2,461,000 reflecting the benefit of approximately $7,241,000 in loss carryforwards, which expire in varying amounts between 2001 and 2011. Realization of this and other deferred assets is dependent on generating sufficient taxable income in future periods. Management believes that sufficient taxable income will exist in Fiscal 1997 to allow for the utilization of $150,000 of the deferred tax asset.

         Earnings Per Share

         As discussed in Note 1 to the accompanying financial statements, in March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for Fiscal 1997. Early adoption of the statement is not permitted.

         As discussed in Note 3 to the accompanying financial statements, in February, 1997, the Company issued 11,440,475 shares of its common stock, representing an increase in the number of weighted average shares outstanding during the three months ended July 31, 1997 and the nine months ended July 31, 1997 of 168.0% and 126.8%, respectively, versus the comparable periods in Fiscal 1996. The EPS results as shown at the bottom of the Consolidated Statements of Operations as well as in Exhibit 11 reflect the actual weighted average common shares. On a pro-forma basis, using the number of common shares outstanding prior to the exercise of the May, 1995 Option Agreement, the EPS figures for continuing operations for the three months ended July 31, 1997 and the nine months ended July 31, 1997 would have been $.02 (instead of $.01)

         and $.07 (instead of $.03), respectively.

         Liquidity and Capital Resources

         The Company experienced a significant consolidated net loss in Fiscal 1996, which was attributable to the operating losses incurred by its Data Net subsidiary and the Intronet Division. The Company has financed its working capital requirements, capital expenditures and debt service from its financing arrangements and trade debt, as well as, in Fiscal 1997, from earnings.

         The unaudited financial statements for the period ended July 31, 1997, as set forth in this Form 10-Q Quarterly Report, indicate that the significant consolidated losses of Fiscal 1996 have ceased. The unaudited financial statements for the nine months ended July 31, 1997 show an improvement in the Company's financial position. These figures are not a guarantee that the improved financial position can continue into the future.

         The Lobozzo Credit Agreement between the Company and its commercial Lenders, Joseph M. and Joanne Lobozzo, who are also its principal shareholders and controlling persons, has been amended to, among other matters, extend the term of the lending agreement to June 30, 1998. The maximum amount of the Lobozzo Loan has also been increased from $2,550,000 to $2,950,000. If any loans are ever made in excess of the Available Borrowing Base (as defined in the Lobozzo Credit Agreement), such excess amounts shall bear interest at 5% over the Prime Rate. The Lenders and the Registrant have also revised the factors determining the basis upon which the Company's receivables will be eligible for inclusion in the Borrowing Base. Management believes that the maximum amount of the loan, at $2,950,000, may not be adequate to cover the Company's short-term financing needs through June 30, 1998. As of the date of filing this Form 10-Q Quarterly Report, no arrangement regarding additional short-term financing has been reached. For additional information regarding the NCFC Restructuring and the Lobozzo Loan, see Note 3, above.

         Net cash provided from operations in the nine months ended July 31, 1997 and 1996 was $274,404 and $1,841,196, respectively. The decline of $1,566,792 for the nine months ended July

         31, 1997 versus the nine months ended July 31, 1996 was principally the result of: (1) $732,289 in lower depreciation and amortization (2) $102,375 in expenses charged against an accrual for discontinued operations; (3) no funds provided from deferred taxes for the nine months ended July 31, 1997, compared to $261,937 in funds provided for the nine months ended July 31, 1996; (4) $589,104 in funds provided in the nine months ended July 31, 1997 by accounts receivable, inventory, prepaid and other current assets, accounts payable and accrued expenses, compared to $1,543,228 in funds provided in the nine months ended July 31, 1996 (a significant portion of which related to the termination of Data Net), a decrease of $1,012,092 in funds provided;
         (5) a $503,786 use of funds relating to deferred service revenue for the nine months ended July 31, 1997, a decrease of $1,032,547 in funds provided; (6) $212,324 in funds used associated with sales tax liabilities, a decrease of $491,871 in funds provided; offset in part by (7) a favorable difference of $2,008,351, resulting from cash provided from net income of $447,107 in the nine months ended July 31, 1997 versus cash used by a net loss of $1,561,244 in the nine months ended July 31, 1996.

         The working capital deficits of $4,352,214 and $4,630,379 at July 31, 1997 and October 31,1996, respectively, represent a reduction of $278,165 in negative working capital during the nine months ended July 31, 1997.

         Cash (used)/ provided by investing activities in the nine months ended July 31, 1997 and 1996 was ($225,630) and $224,445, respectively, or an increase of $450,075 in additional funds used in the nine months ended July 31, 1997. The need for additional funds was attributable to $609,159 in gross fixed assets liquidated in the termination of Data Net during the nine months ended July 31, 1996, with no similar event occurring during the nine months ended July 31, 1997, partially offset by lower expenditures for spare parts.

         Cash used by financing activities in the nine months ended July 31, 1997 and 1996 was $119,451 and $2,015,857, respectively, or an
         $1,896,406 reduction in funds used in the comparative nine-month periods Fiscal 1997 versus Fiscal 1996. The cash benefit was realized principally as a result of the absence in Fiscal 1997 of paydowns on bank debt, as opposed to $1,983,218 of such payments in Fiscal 1996.

         The net result of the foregoing was a $70,677 use of cash for the nine months ended July 31, 1997, compared to $49,784 in cash provided for the nine months ended July 31, 1996.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         In May, 1997, the principal balance outstanding on the Overadvance Facility was paid in full, and the documents upon which it was based were terminated.

         On June 9, 1997, by Amendment No. 6 to the Amended and Restated Credit Agreement and Other Agreements, a copy of which amendment was annexed to the Registrant's Form 10-Q Report for the quarter ended April 30, 1997 as Exhibit 2, the Company and the Lender agreed to further amend the Lobozzo Loan in the following respects: (a) the maximum amount was increased from $2,550,000 to $2,950,000; (b) the Company was permitted to borrow up to 100% of Eligible Receivables (as defined in the Lobozzo Credit Agreement) against all Eligible Receivables which come into existence from and after June 7, 1997 and the Company was further permitted to borrow up to 130% of Eligible Receivables for Eligible Receivables which existed as of June 6, 1997; and (c) effective June 7, 1997, the rate of interest on all loans provided by the Lender which shall exceed the Available Borrowing Base (or "Excess Borrowing Base Loans") (as defined in the Lobozzo Credit Agreement) was increased to five percent (5%) over Prime Rate (as defined in the Lobozzo Credit Agreement). The interest rate applicable to all principal amounts under the Lobozzo Loan which are within the available Borrowing Base remain at one and three quarters of one percent (1 and 3/4%) over Prime Rate, and the interest rate on the Lobozzo Loan in the event of maturity, by acceleration or otherwise, remains at three and three quarters of one percent (3 and 3/4%) over Prime Rate. (See Note 3 to the accompanying financial statements.)

Item 3.  Defaults Upon Senior Securities

         (a) The Registrant and Lobozzo entered into an Amended and Restated Credit Agreement and other Agreements dated October 10, 1996, which has since been further amended six (6) times (collectively, the Original Agreement and all six (6) amendments are referred to as the "Lobozzo Credit Agreement"). See Item 2, above and Item 5, below. The Lobozzo Credit Agreement, which provides for loans of up to $2,950,000 to the Registrant, had an expiration date of April 30, 1997, which has since been extended to June 30, 1998, as discussed above. The Lenders under the Lobozzo Credit Agreement waived any defaults which may have occurred at the time of executing Amendment No. 6 to the Lobozzo Credit Agreement.

         (b) In addition to the Lobozzo Credit Agreement, Lobozzo has also provided the Registrant with certain other credit facilities, including (i) a 8% Subordinated Debenture issued October 28, 1992, in the face amount of $600,001 (as amended and restated, the "Second Restated Lobozzo Subordinated Debenture");
(ii) a commitment (the Lobozzo Commitment") pursuant to a letter agreement dated May 1, 1995, to provide the Registrant with an overadvance facility of up to $400,000 (which has since been paid in full and declared to be null and void and of no further force and effect, as set forth above and below); (iii) individual advances made by Lobozzo to the Registrant between July 25, 1996 and October 9, 1996, in the aggregate amount of $633,600, and (iv) Overbase Loans whereby the amounts loaned under the Lobozzo Credit Agreement exceed the amount which would otherwise be permitted by the Borrowing Base as defined in the Lobozzo Credit Agreement. The Lobozzo Credit Agreement and the other credit facilities referred to in this paragraph are referred to as the "Total Lobozzo Credit Facilities". The Registrant is not in default with respect to any part of the Total Lobozzo Credit Facilities. (See Item 5, below.)

         (c) The Registrant, Lobozzo and Joanne Lobozzo executed Amendment No. 6 (See Item 2, above). Amendment No. 6 also waives any pre-existing defaults of the Registrant which may have existed with regard to the Lobozzo Credit Agreement.

         (d) For a possible increase in the maximum Lobozzo Loan and for an agreement by Lobozzo to provide collateral to a potential surety to facilitate a possible issuance of performance and payment bonds for the Registrant, see Item 5, below.

Item 5.  Other Matters

         (a) On September 12, 1997, the Lenders agreed to raising the maximum Loan amount of the Lobozzo Loan from $2,950,000 as included in the Amended and Restated Credit Agreement, as amended, to a level that will accommodate the Company's anticipated revenue growth and increased working capital needs, provided that: (1) the Company shall meet its operating budget targets as approved by its Board of Directors; and (2) the Company's Loans in excess of the Available Borrowing Base, as defined in the Amended and Restated Credit Agreement, as amended, shall not exceed $700,000 for the period October 1, 1997 through December 31, 1997 and $400,000 for the period January 1, 1998 thorugh June 30, 1998. This letter containing the provisions is filed as Exhibit A to this Form 10-Q Quarterly Report.

         (b) On September 11, 1997, in connection with a request to a surety company to provide performance and payment bonds to the Company totalling $1,000,000, singularly or in an aggregate amount, Lobozzo signed a Letter of Intent by which he agreed to provide collateral in the amount of 25% of the awarded contract amount, to facilitate the possible issuance of performance and payment bonds for the Company. The Letter of Intent is in addition to the Total Lobozzo Credit Facilities. This Letter of Intent is filed as Exhibit B to this Form 10-Q Quarterly Report.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  No. 11   Earnings Per Share Information

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Delta Computec Inc.
                                            -------------------
                                            Registrant


Date:    September 15, 1997                 /s/ John DeVito
                                            -------------------
                                            John DeVito, President and
                                            Chief Operating Officer


Date:    September 15, 1997                 /s/ Frank Donnelly
                                            -------------------
                                            Frank Donnelly
                                            Chief Financial Officer and
                                            Principal Accounting Officer

                                Index to Exhibits

The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

         Exhibit A  - Letter dated September 12, 1997 from Joseph M. Lobozzo II and Joanne M. Lobozzo to Delta Computec Inc. and Delta Data Net, Inc., relating to possible increase of maximum loan amount.

         Exhibit B  - Letter dated September 11, 1997 from Joseph M. Lobozzo II agreeing to provide collateral for performance and payment bonds.

         Exhibit 11 - Calculation of Earnings Per Share, page 21.