Form 10-Q/A
period 1997-07-31
DELTA COMPUTEC INC
filed 1997-09-16
CIK 779338

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A

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

                               DELTA COMPUTEC INC.

                                   PART II
                              Other Information


Part I:  Financial Information

         Corrected Assets Section of Balance Sheet - Total current assets figure in original filing was incorrect by $10,214.

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                                                     (Unaudited)           (Audited)
                                                                                       July 31,           October 31,
                                                                                         1997                 1996
                                                                                         ----                 ----

Current Assets:

  Cash                                                                               $  (19,786)        $     50,891
  Accounts receivable, less allowance for doubtful accounts of
     $242,512 and $263,808 at July 31, 1997 and October 31, 1996,
     respectively                                                                      1,542,180           2,634,039
  Inventories                                                                          1,048,127             816,939
  Prepaid expenses and other current assets                                              164,060             442,549
                                                                                    ------------        ------------
     Total current assets                                                              2,734,581           3,944,418

Field Spare Parts, net of accumulated amortization                                     2,765,536           2,546,133

Property And Equipment, at cost:

  Technical equipment                                                                    131,893             131,848
  Office furniture and equipment                                                         228,664             260,784
  Vehicles                                                                                74,614              74,614
  Leasehold improvements                                                                  70,792              60,072
  Software                                                                                54,793                   -
                                                                                    ------------        ------------


                                                                                         560,756             527,318

Less: Accumulated depreciation                                                          (348,429)           (291,751)
                                                                                    ------------        ------------

                                                                                         212,327             235,567

Deferred Income Taxes                                                                    150,000             150,000

Other Assets:

 Goodwill, less accumulated amortization of $322,038 and
   $286,256 at July 31, 1997 and October 31, 1996, respectively                          155,055             190,837
 Other                                                                                   113,002             104,431
                                                                                    ------------        ------------
                                                                                         268,057             295,268

    Total Assets                                                                    $  6,130,501        $  7,171,386
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

                                            Delta Computec Inc.
                                            -------------------
                                            Registrant


Date:    September 16, 1997                 /s/ Frank Donnelly
                                            -------------------
                                            Frank Donnelly
                                            Chief Financial Officer and
                                            Principal Accounting Officer