Form 10-K/A
period 1995-10-31
DELTA COMPUTEC INC
filed 1997-12-24
CIK 779338

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K
                     for the year ended October 31, 1995

                              Filed Pursuant to

                     THE SECURITIES EXCHANGE ACT OF 1934


                                DELTA COMPUTEC INC.
              (Exact name of registrant as specified in its charter)

                               AMENDMENT NO. 1

The undersigned Registrant hereby amends the following items, financial state-ments, exhibits or other portions of its Annual Report on Form 10-K for the year ended October 31, 1995, as set forth in the pages attached hereto:

Item 1.   Business.

Item 2.   Properties.

Item 3.   Legal Proceedings.

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

Item 6.   Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.   Consolidated Financial Statements and Supplementary Schedule.

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 24, 1997                DELTA COMPUTEC INC.



                                        By:  /s/ John DeVito
                                             John DeVito
                                             President and
                                             Chief Operating Officer

                                    PART I

Item 1.  Business

      THIS AMENDMENT NO. 1 TO THE REGISTRANT'S 1995 FORM 10-K ANNUAL REPORT ("AMENDMENT NO. 1 TO 1995 FORM 10-K") CONTAINS AUDITED FINANCIAL INFORMATION WHICH IS PRESENTED ON A DIFFERENT BASIS THAN THE AUDITED FINANCIAL INFORMATION CONTAINED IN THE REGISTRANT'S FORM 10-K ANNUAL REPORT FILING AS OF AND FOR THE MOST RECENT FISCAL YEAR-END FOR WHICH AUDITED FIGURES ARE DUE TO BE FILED, THE 1996 FORM 10-K REPORT (AS HEREIN DEFINED). THIS DIFFERENT PRESENTATION BASIS IS RELATED TO THE DISCONTINUED OPERATIONS OF A SUBSIDIARY AND OF A DIVISION OF THE REGISTRANT. SEE ITEM 1, C, HEREAFTER FOR A MORE COMPLETE DESCRIPTION OF THIS DIFFERENCE IN PRESENTATION.

     Item 1 as originally written is deleted in its entirety, and the following is added in its place and stead.

A.  General

      Delta Computec Inc. and its subsidiaries/divisions (collectively, the "Registrant" or the "Company"), provide a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and many geographic locations. Its customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast. Technical services offered include, but are not limited to design, product procurement, installation, service, maintenance and on-site technical management and consulting.

     While the Company maintains its corporate headquarters in Rochester, New York, its main operation center is located in Teterboro, New Jersey. The Northeast and Mid-Atlantic regions are both serviced from Teterboro while other areas of the country are supported by branch locations in: Altamonte Springs, Florida; Sunrise, Florida; Beltsville, Maryland (which operation was subsequently moved to Newark, Deleware in September, 1997); Feasterville, Pennsylvania (which operation was subsequently moved to Trevose, Pennsylvania in June, 1996); Syracuse, New York (which operation was subsequently closed and moved to the Company's main operation center in Teterboro, New Jersey in July,
1995);  and Wilmington,  Delaware  (which  operation was  subsequently  moved to
Newark, Delaware in March, 1995). The Company had locations in: Atlanta, Georgia, subsequently closed in September, 1996; Escondido, California, subsequently closed in September, 1997; and Waltham, Massachusetts, at which location management decided, in the fourth quarter of Fiscal 1996, to terminate operations in the Company's Intronet Division and eventually closed this office in December,1996. The Company, a New York Corporation, is qualified to do business in California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Ohio, Pennsylvania, Texas and New Jersey.

     As reported in the Registrant's Form 10-K for the fiscal year ended October 31, 1996 filed in August, 1997 (the "1996 Form 10-K Report"), in November, 1992, the Company completed the acquisition of the assets of Willcox & Gibbs Data Net, Inc. ("W&G Data Net") and Dataspan Systems, Inc. ("W&G Dataspan") from Willcox & Gibbs through the Company's wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net" or the "Data Net Subsidiary"). The Company relocated its Data Net Subsidiary to its main operations facility in Teterboro, New Jersey in March, 1993 and combined its operations with its computer hard- ware maintenance organization. (See "Termination of Business of Delta Data Net, Inc.", 4, below).

      As reported in the 1996 Form 10-K Report, in November, 1994, the Company completed the acquisition of certain of the assets of Intronet, Inc.("Intronet, Inc."), which assets formed the basis of the Company's Intronet Division ("Intronet" or the "Intronet Division"). Following the acquisition, the Company assumed the lease on the Waltham, Massachusetts office of Intronet, Inc. (See "Closing of the Intronet Division", 5, below).

      In December, 1994, the Company acquired the balance of ownership in its joint venture technical services company, SAI/Delta, Inc. ("SAI/Delta") and operated from SAI/Delta's two Florida offices in Altamonte Spring and Sunrise.

     During the fiscal year ended October 31, 1995 ("Fiscal 1995"), and also in the fiscal year ended October 31, 1996("Fiscal 1996") and the fiscal year ended October 31, 1997("Fiscal 1997"), certain significant events occurred, including the following:

     1. Changes in the Company's senior management

     As reported in the 1996 Form 10-K Report,certain senior management changes occurred during Fiscal 1995 and Fiscal 1996. These senior management changes were described more fully in the 1996 Form 10-K Report and letters of employment between the Company and certain senior management employees were annexed to the 1996 Form 10-K Report.

     2. A return to the Company's core business

     As reported in the 1996 Form 10-K Report, in April, 1995, management and the Board of Directors of the Registrant had determined to return the Company's strategic direction back to its core business of providing technical integration services to customers while de-emphasizing the product and system engineering aspects of Data Net.

     3. References to 1995 Form 10-K As Previously Filed

     The matters covered in the following subheadings in Item 1 of the originally filed Form 10-K for the fiscal year ended October 31, 1995 filed on February 13, 1996 (the "Original 1995 Form 10-K Filing") are referred to elsewhere in this Amendment No. 1 to 1995 Form 10-K, or they remain as stated in Item 1 of the Original 1995 Form 10-K Filing: "5. Relocation of Functions" remains as stated in the Original 1995 Form 10-K Filing and "6. Downsizing of the Intronet Division" is revised as stated in "5. Closing of the Intronet Division", below.

     4. Termination of Business of Delta Data Net, Inc.

     As reported in the 1996 Form 10-K Report, in November, 1992, the Company, through its wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net"), completed the acquisition of certain of the assets, and the assumption of certain of the liabilities (the "Willcox & Gibbs Acquisition"), of W&G Data Net and W&G Dataspan, subsidiaries of Willcox & Gibbs, Inc. Because of the significant and continuing losses in Data Net's business lines since the Willcox & Gibbs Acquisition, on March 21, 1996, the Registrant filed a Form 8-K Current Report (the "March, 1996 Form 8-K Report") announcing that, effective March 8, 1996, Data Net had terminated its business operations and had surrendered all of its assets to its commercial lender (See "A Return to the Company's Core Business", 2, above, and "Additional Changes In NCFC Financing Arrangements, NCFC Forbearance Agreement And Amendments to NCFC Forbearance Agreement", 7, B, below).

     5. Closing of the Intronet Division

     As reported in the 1996 Form 10-K Report, in November, 1994, the Company completed the acquisition of certain of the assets, and the assumption of certain of the liabilities (the "Intronet Acquisition"), of Intronet, Inc., which assets thereafter formed the basis of the Company's Intronet Division. Following the Intronet Acquisition, the Company operated the Intronet Division from the former Intronet, Inc. office in Waltham, Massachusetts. Management subsequently decided in the fourth quarter of Fiscal 1996 to terminate operations at the Intronet Division. The Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business and closed the Intronet Division in Waltham, Massachusetts in December, 1996.

     6. SAI/Delta Transaction

     As reported in the Registrant's 1996 Form 10-K Report, in December, 1994, the Company acquired the balance of ownership (33%) in the technical services company of which it had been the majority owner, SAI/Delta, which operated from SAI/Delta's two Florida offices in Altamonte Springs and Sunrise.

     7. Changes In Registrant's Financing And Debt Position

     A. $400,000 Lobozzo Commitment

     As reported in the Registrant's 1996 Form 10-K Report, on May 1, 1995, the Company entered into an agreement (the "May 1995 NCFC Agreement") with its then commercial lender, National Canada Finance Corp. ("NCFC"), and with Joseph M. Lobozzo II ("Lobozzo"), an officer, director and the Company's controlling shareholder, to provide for an additional $700,000 of financing through an Overadvance Lending Facility (the "Overadvance Facility"). As partial consideration for the Lobozzo Commitment (as herein defined), the Company issued an option to Lobozzo, exercisable through May 20, 1999, to purchase an additional 11,440,475 of the Company's common shares (the "May 1995 Lobozzo Option") at a total exercise price of $10. The principal amount owed to Lobozzo at October 31, 1995, excluding the amount owed to Lobozzo under a subordinated debenture (See "Subordinated Debentures", E, below) was $571,670, consisting of $400,000 principal outstanding under the Lobozzo Commitment and $171,670 in the form of working capital advances. The Overadvance Facility was originally reported in a Form 8-K Current Report dated May 4, 1995. In February, 1997, Lobozzo transferred half of the May 1995 Lobozzo Option to his wife, Joanne M. Lobozzo ("Joanne Lobozzo"). In February, 1997, Lobozzo and Joanne Lobozzo exercised their respective portions of the Second Restated May, 1995 Lobozzo Option (as herein defined) and in February, 1997 received, respectively, 5,720,238 (Lobozzo) and 5,720,237 (Joanne Lobozzo) common shares of the Registrant. The Registrant considered that, as a result of the issuance and subsequent exercise of the Second Restated May, 1995 Option Agreement and the issuance of the 5,720,237 common shares to Joanne Lobozzo, Joanne Lobozzo also became a control person of the Registrant. Lobozzo remains a control person of the Registrant. (See the Form 8-K Current Report dated February 20, 1997, the "February, 1997 Form 8-K Report"). (See Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", below). In May, 1997 the remaining principal balance outstanding on the Lobozzo Commitment was paid in full, and the documents upon which it was based were terminated. (See also the July, 1997 Form 10-Q Report referred to in "C" and "D", herein.)

     The termination of the May, 1995 NCFC Agreement and of the Lobozzo Commitment was reported in the Registrant's Form 10-Q Quarterly Report for the period ended April 30, 1997 filed in June, 1997 (the "April, 1997 Form 10-Q Report").

     The Registrant's lending agreement with its commercial lenders, who are also its principal shareholders and controlling persons, was amended several times to, among other matters, extend the term of the lending agreement from December 10, 1996 to June 30, 1998. (See the April, 1997 Form 10-Q Report and 1996 Form 10-K Report.)

     B. Additional Changes In NCFC Financing Arrangements, NCFC Forbearance Agreement And Amendments to NCFC Forbearance Agreement

     Forbearance Agreement

     On April 1, 1994, the Company executed a credit agreement (the "NCFC Credit Agreement") to provide a long-term credit facility (the "NCFC Credit Facility"). Proceeds from this facility were utilized to refinance existing credit facilities, to fund working capital requirements and to complete the acquisition of certain assets of Intronet, Inc. This credit facility, which was to have expired on April 30, 1997, was amended five times, the last time having been on October 27, 1995.

     As reported in the March, 1996 Form 8-K Report, on March 8, 1996, NCFC, the Registrant and Data Net entered into a Forbearance Agreement whereby, among other matters, NCFC agreed to forbear from exercising default remedies available to it against the Registrant and Data Net as a result of defaults under the NCFC Credit Agreement. The Forbearance Agreement was entered into as part of the procedure whereby Data Net, due to economic conditions in its industry, ceased operations and surrendered possession of the Data Net collateral under the NCFC Credit Agreement to NCFC. Under the NCFC Credit Agreement, NCFC was entitled to immediate possession of all of Data Net's collateral. The Forbearance Agreement was amended six times between March 8, 1996 and October 10, 1996 (as amended, the "Forbearance Agreement") when the NCFC Restructuring (as herein described) occurred.

     C. NCFC Restructuring

     As discussed in a Form 8-K Report filed in October, 1996 regarding the Company's restructuring of its lending arrangements (the "October, 1996 Form 8-K Report"), on October 10, 1996, the Company restructured its principal lending relationship with NCFC. The Company's obligations under the NCFC Credit Facility totalled $2,294,661 at that time. A portion of the note payable to NCFC plus related fees and expenses, aggregating $1,544,661, was assumed by Lobozzo, and the balance of the loan, in the amount of $750,000, was restructured as a Term Loan from NCFC (the "Term Loan"). The entire transactions are referred to as the "NCFC Restructuring".

     As reported in the 1996 Form 10-K Report, as part of the NCFC Restructuring the Company entered into an Amended and Restated Credit Agreement with Lobozzo (the "Lobozzo Credit Agreement", as amended, and as restated, which provides for the "Lobozzo Loan"), which provides that: (1) the maximum loan amount is $2,950,000, and, (a) from October 1, 1997 through December 31, 1997, up to $3,650,000, and, (b) from January 1, 1998 through June 30, 1998, up to $3,350,000, provided, as to the maximum loan amounts in (1),
     (a) and (1), (b), respectively, that the Company meets its operating budget targets as agreed between the Company's Board of Directors and the Lender from time to time; (2) the interest rate is 1.75% above the prime lending rate; (3) the Borrowing Base shall be equal to 100% of the eligible receivables from and after June 7, 1997 and 130% for those receivables which existed at June 6, 1997; (4) certain financial covenant obligations with which the Company was in default under its prior loan from NCFC were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral for the Lobozzo Loan with the pledged field spare parts being subordinated to the prior pledge under the Term Loan; (6) for any loans provided in excess of the available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and (7) payment is due on June 30, 1998. At December 12, 1997, there was $3,058,000 outstanding on the Lobozzo Loan, all of which principal outstanding represented Eligible Receivables which came into existence from and after June 7, 1997 and as to which the Company was permitted to borrow up to 100%.

     The Lobozzo Credit Agreement was amended seven times, and, as of October 31, 1997, the Lobozzo Credit Agreement, Promissory Note, General Security Agreement of the Company and Data Net, Unlimited Continuing Guaranty of SAI/Delta and General Security Agreement of SAI/Delta were each restated and, together with Amendment No. 7, are annexed as Exhibits to this Amendment No. 1 to 1995 Form 10-K - (See Item 13, below).

     As reported in the Registrant's Form 10-Q Quarterly Report for the period ended July, 1997 (the "July, 1997 Form 10-Q Quarterly Report"), on September 12, 1997, the Lender provided the Registrant with a letter agreeing to raise the Maximum Loan Amount of the Lobozzo Loan from $2,950,000, as included in the Amended and Restated Credit Agreement, as amended, to a level that will accommodate the Company's anticipated revenue growth associated working capital needs, provided that: (1) the Company shall meet its operating budget targets as approved from time to time by its Board of Directors; and (2) the Company's Loans in excess of the available Borrowing Base shall not exceed $700,000 for the period October 1, 1997 to December 31, 1997 and $400,000 for the period January 1, 1998 to June 30, 1998. This letter containing the aforesaid provisions was filed as an Exhibit to the July, 1997 Form 10-Q Report. (See Item 13, below).

     D. Lobozzo Agreement To Provide Collateral For Performance And Payment
        Bonds

     As reported in the July, 1997 Form 10-Q Report, on September 11, 1997, in connection with a request to a surety company to provide performance and payment bonds to the Company totalling $1,000,000, singularly or in an aggregate amount, Lobozzo signed a letter by which he agreed to provide collateral in the amount of 25% of the awarded contract amount to facilitate the possible issuance of performance and payment bonds for the Company. Lobozzo's commitment pursuant to this Letter is in addition to the Total Lobozzo Credit Facilities. This letter was filed as an Exhibit to the July, 1997 Form 10-Q Report. (See Item 13, below).

     E. Subordinated Debentures

     In November, 1992, the Company and Data Net jointly issued an 8% subordin-ated debenture in the face amount of $475,000 due October 31, 1997 to W&G Data Net and W&G Dataspan (collectively, the "Sellers"), the Sellers of the assets acquired by Data Net in the Willcox and Gibbs Acquisition (the "Willcox and Gibbs Debenture"). As of October 31, 1995 and through October 31, 1996, the Company was in default under the Willcox and Gibbs Debenture, including the failure to make certain principal and interest payments thereunder.

     On November 25, 1996, the Registrant filed a Form 8-K Current Report (the "November, 1996 Form 8-K Report") stating that, as of October 31, 1996, the Registrant and the Sellers had signed a letter agreement (the "Rexel Letter Agreement"). Under the terms of the Rexel Letter Agreement, the Registrant purchased the Willcox and Gibbs Debenture, including principal and accrued interest, from the Sellers for the payment of $75,000, which payment was made in early Fiscal 1997.

     As reported in the 1996 Form 10-K Report, as of October 31, 1995 and 1996, Data Net had issued to Lobozzo an 8% subordinated debenture (the "Lobozzo Debenture") in the face amount of $600,001. As originally issued, principal payments were due on the Lobozzo Debenture in three annual installments of $200,000 commencing January 31, 1996, subject to meeting bank loan covenants under the NCFC Credit Agreement. The Registrant guaranteed the Lobozzo Debenture. At the time of issuance of the Lobozzo Debenture, the Registrant issued to Lobozzo an Option Agreement (the "1992 Lobozzo Option Agreement") which entitled Lobozzo to purchase up to 1,304,350 common shares of the Registrant at $.46 per common share. As more fully described in the 1996 Form 10-K Report, the Lobozzo Debenture and the 1992 Lobozzo Option Agreement were each restated in January, 1995 and were later further restated in February, 1997 when Lobozzo transferred to Joanne Lobozzo half of the agreements, and these documents have been reissued as the "Second Restated Lobozzo Debentures" and the "Second Restated 1992 Lobozzo Option Agreements". No payments of principal have been made on the Second Restated Lobozzo Debentures, and the Second Restated 1992 Lobozzo Option Agreements remain unexercised as of the date of this Amendment No. 1 to 1995 Form 10-K. Lobozzo has waived the $200,000 payments, due January 31, 1996 and January 31, 1997, respectively, and the Lobozzo Debenture is now due in annual installments of $200,000, commencing January 31, 1998.

     8. Project overruns

     As reported in the 1996 Form 10-K Report, at the time of the Intronet Acquisition in November, 1994, the Company entered into a major contract in excess of $4,000,000 with Hamilton College, located in Clinton, New York, to provide extensive on-campus computer access to all of the college's buildings. Actual costs incurred by the Company significantly exceeded contractual estimates. The Company asserted certain claims against the college and a subcontractor has asserted a claim against the Company (and has asserted a lien against the college), and the subcontractor has commenced a litigation against the Company's bonding company based upon the Company's performance bond seeking approximately $112,000 in damages. The College rejected a significant portion of the Company's claim, including the portion dealing with the claim of the subcontractor. The Company has not been named in the subcontractor's litigation. The Company has acquired from the subcontractor all of the subcontractor's claims against the College. The Company has commenced a litigation against the College and one of the College's employees asking compensatory and punitive damages. As of the date of this Amendment No. 1 to 1995 Form 10-K, the matter remains unresolved. (See Item 3, Legal Proceedings).

     9. Election of New Director

     In June, 1997, John T. Smith, age 50, was elected a director to fill an existing vacancy on the Board of Directors.

B. Segment of Business Reporting

     As of October 31, 1995, the operations of the Company were divided into the following business segments for financial reporting purposes:

     1. Delta Computec Inc. Core Technical And Maintenance Service Business

     The Company's core technical and maintenance  service  business,  conducted through the parent entity, Delta Computec Inc., is based in providing technical and maintenance services in direct support of its customers' Computer Systems, Data Communication Systems and Lan/Wan Networks. Broadly, these services include: network systems design; network analysis and performance testing; network management; project management; premise wiring; installation services; technical consulting services; maintenance services help desk support; and complete outsourcing responsibility for all or most of the foregoing. The Company's core business customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast.

     Technical services are either charged at a predetermined contractual price or on the basis of labor and materials used. Maintenance services are generally performed at a customer's site on an "on-call" basis, either pursuant to a contract of a specified term and coverage ("Service Agreement") or, as in the case of technical services, on a time and materials basis.

     2. Delta Data Net,Inc. Product Distribution/Cable And Accessory Business

     Inaddition to the Company's core business, prior to the termination of operations at its Data Net Subsidiary, the Company, through its Data Net Subsidiary, distributed a wide variety of Computer System, Data Communication and Networking products from over 40 manufacturers. Included in this product group were modems, multiplexers, channel banks, CSU/DSU's, workstations, terminal servers, hubs, bridges, routers, gateways, cable assemblies, bulk cable and cabinets. The Company also offered a line of high quality cables and accessories manufactured by the Data Net Subsidiary through its Dataspan cable product line to service the extensive premise wiring requirements of Data Communications installations. The Data Span cable product line was terminated at the time the Company terminated the business of its Data Net Subsidiary (See Section 1, A, 4, above).

     3. Intronet Division

     The Intronet Division's primary focus had been the design, installation and support of advanced computer networks in such specialty markets as large college campuses and industrial facilities which require network hubbing integrated with fiber and copper cabling. Because of the significant and continuing losses in the Intronet Division's business, management decided in the fourth quarter of Fiscal 1996 to terminate operations at the Intronet Division. The Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business and closed the Intronet Division in Waltham, Massachusetts in December, 1996 (See Section 1, A, 5, above).

     Intersegment sales were not material. No single customer accounted for 10% or more of the Company's sales. General corporate assets of the Data Net Subsidiary principally consisted of cash, deferred taxes and other assets.

C. Services, Products and Markets

     The Company operates in an extraordinarily large market. While the Company's total sales and revenues are but a fractional percent of the dollars spent each year for services and products related to Computer Systems, Data Communications and Lan/Wan Networks, nevertheless the Company does have long-standing relationships with major brokerage firms, banks and pharmaceutical companies. By refocusing on its core business, the Company hopes to be able to expand those relationships.

     The Company's customers are not committed to fulfilling their Computer System and Data Communication needs through a single manufacturer. Performance differences as well as constant changes in technology make such a commitment nearly impossible. As a result, service and integration needs have become far more complex, requiring knowledge of multiple manufacturers' products, how they interact with each other and how they must be serviced/maintained. This complexity has become significant enough that many customers are now considering or already outsourcing complete management of their Computer System and Data Communication needs. By doing so, they are no longer compelled to maintain internal resources to perform the same or similar functions. The Company hopes to be able to take advantage of these market opportunities.

     Consequences of this trend are likely to include increased margin pressure on third-party maintenance providers that are not able to provide higher level technical services and continued margin pressure on companies that are exclusively product/distribution oriented.

     1. Technical Services

     The Company's core business is based in providing technical and maintenance services in direct support of its customers' Computer Systems, Data Communication Systems and Lan/Wan Networks. As discussed in B,1, above, broadly, these services include:

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

     In Fiscal 1995, approximately 42% of the Company's total revenue was generated from contractual Service Agreements. This compares to 42% in Fiscal 1994 and 34% in Fiscal 1993. Technical services and maintenance are performed either at the customer's site or at one of the Company's regional offices or the Teterboro, New Jersey depot facility. Project-related technical services are most often initiated through an authorization to proceed given by the customer following a competitive bid process. A Service Agreement-related repair service is initiated by the customer, usually by telephoning the Company's National Response Center which then dispatches a Field Engineer to diagnose the source of the problem and repair or replace the malfunctioning component or equipment. Frequently, the Company's service personnel are permanently located at the customer's site in order to ensure optimum response time to the customer's mission critical needs.

     In the broader context of technical services offered by the Company, a number of customers, actual and potential, are currently considering complete outsourcing of the ongoing management of their Computer System and Data Communications Systems. Where such a commitment is made, the nature of the agreement between the Company and its customer is similar to that of a Service Agreement including a defined period of time (usually one year) as well as predetermined billing rates for specific functions performed or technical positions filled.

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

     Competition

          The Company competes both with third-party service providers that are either nationally-based or have a strong regional presence and with manufacturers and/or large distributors which have their own technical service organizations. It is management's belief that the Company competes with third-party providers on the basis of technical competence, customer satisfaction, responsiveness and effectiveness of services as well as the price at which such services are provided, and with manufacturers on the basis of its breadth of product availability as well as its ability to service these multiple product lines. The Company also believes that its scope of services, its presence in the industry and its specific expertise in computer systems and networks gives it an advantage over traditional maintenance companies and enables it to compete on a regional/national basis.

     Backlog

          As of October 31, 1995, the Company had service maintenance contracts and technical Service Agreements in force with an annual volume of approximately $5,772,000, subject to renewal on contract anniversary dates, compared with approximately $6,558,000 at October 31, 1994 and $6,935,000 at October 31, 1993. The decreases of $786,000, or 12%, in Fiscal 1995 and $377,000, or 5%, in Fiscal 1994 are indicative of the Company's customers' preference for time and materials-based agreements. As of November, 1997, the Company had service maintenance contracts and technical Service Agreements in force with an annual volume of approximately $3,219,000 subject to renewal on contract anniversary dates. While this customer preference for time and materials-based agreements is believed to still exist, the dollar amount of technical Service Agreements in force has begun to increase, which increase is believed to be attributable partially to management's decisions and efforts to refocus on the Company's core business. (See Section A, 2, above).

     2. Products

     In addition to the technical services provided, the Company, prior to the termination of operations at its Data Net Subsidiary, distributed a wide variety of Computer System, Data Communication and Networking products from over 40 manufacturers. As discussed in B, 2, above, included in this product group were modems, multiplexers, channel banks, CSU/DSU's, workstations, terminal servers, hubs, bridges, routers, gateways, cable assemblies, bulk cable and cabinets. The Company also offered a line of high quality cables and accessories manufactured by the Company through the Data Span Division of its Data Net Subsidiary to service the extensive premise wiring requirements of Data Communications installations. The Data Span Division of the Data Net Subsidiary was terminated at the time the Company terminated the business of Data Net. (See Section A, 4, above).

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

     5. Executive Officers Who Are Not Directors

     John DeVito, President and Chief Operating Officer of the Company and of each of its subsidiaries, joined the Company as a result of the acquisition by the Company of R&M Associates - Electronic Data Products Service, Inc. ("R&M Associates") in June, 1990. Frank J. Donnelly, Chief Financial Officer and Chief Accounting Officer, and Edward Drohan, Vice President, Sales and Marketing, each joined the Company during Fiscal 1996.

     6. Employees

     As of October 31, 1995, the Company had approximately 227 full and part-time employees, consisting of 114 in its service maintenance business, 58 in its then operating, but now terminated, Data Net Subsidiary and 55 in its then operating, but now terminated, Intronet Division. Except as noted below, the employees of the Company are not covered by any collective bargaining agreement and the Company has never experienced a strike or work-stoppage. The Company does have an agreement with IBEW Local 164 in New Jersey to provide cable installers as needed. The number of employees subject to this agreement fluctuates between 2 and 20. The Company considers its relations with its employees to be good. As a result of the Intronet Acquisition, the Company had agreements with Massachusetts IBEW Local 1499 and, as of October 31, 1995, employed 12 union employees in the northeast. With the closing of the Intronet Division's office, located in Waltham, Massachusetts, in December, 1996, there are no union employees from Massachusetts IBEW Local 1499 in the Company's employ. As of the date of filing this Amendment No. 1 to 1995 Form 10-K, the Company had approximately 136 employees.

D. Presentation of Certain Financial Statement Data

     As  reported  in the 1996 Form 10-K  Report,  on  February  13,  1996,  the
Registrant made the Original 1995 Form 10-K Filing with unaudited, and preliminary, financial statements for Fiscal 1995. The Registrant is filing this Amendment No. 1 to 1995 Form 10-K to include the audited financial statements for Fiscal 1995, which Fiscal 1995 audited financial statements were also included in the 1996 Form 10-K Report. (See the discussion below with respect to the accounting classification of the financial results of the Registrant's Data Net Subsidiary and its Intronet Division).

     As reported in the 1996 Form 10-K Report, because of several significant occurrences in Fiscal 1995 and Fiscal 1996, the Company was delayed in finalizing its audited results for Fiscal 1995. The Original 1995 Form 10-K Filing which the Registrant filed on February 13, 1996 included unaudited, and preliminary, financial statements for Fiscal 1995.

     The 1996 Form 10-K Report contained the financial results for the Data Net Subsidiary and the Intronet Division, as included in that 1996 Form 10-K Report, under discontinued operations for all fiscal periods, and the decision by management to terminate/discontinue the operations of the Data Net Subsidiary and Intronet Division occurred during Fiscal 1996.

     Each of the reports to which reference is made in this Amendment No. 1 to 1995 Form 10-K (except for the Original 1995 Form 10-K Filing as amended by this Amendment No. 1 to 1995 Form 10-K), and each of the exhibits contained in these reports, are herein incorporated by reference.

Item 2. Properties

     Item 2 as originally written is amended to add the following:

     The final paragraph of Item 2 is deleted in its entirety, and the following paragraph is added in its place and stead.

     In September, 1997, the Company closed its office in Beltsville, Maryland, and in June, 1996, the Company opened an office in Trevose, Pennsylvania.

Item 3. Legal Proceedings

     The following is added to Item 3 as originally written.

     As reported in the 1996 Form 10-K Report, in Fiscal 1996, an agreement was reached with the State of New York ("New York State") relative to payment of New York State sales taxes for the period from July, 1995 through April, 1996, in the amount of $349,000 plus interest. All required payments to date as stipulated in the agreement have been made. The amounts related to this sales tax liability are reflected in the financial statements as of October 31, 1995 and October 31, 1996, respectively.

     As reported in the 1996 Form 10-K Report, as a result of another sales tax audit, on January 10, 1997, New York State asserted a claim, originally in the amount of approximately $125,000, excluding any interest and penalties, against both the Company and Data Net for alleged sales taxes owed, for the period September, 1993 through May, 1996. The Company and Data Net disagreed with the findings and communicated such disagreement in writing to New York State. Based upon support provided by the Company, New York State sent a revised determination in the amount of approximately $65,000, excluding any interest and penalties. The Company is continuing to research its records for the remainder of the affected sales. A final determination has not been reached. The amount of the potential sales tax liability as of October 31, 1996 is reflected in the financial statements. No such provision existed in the financial statements as of October 31, 1995 because management was unaware of this potential liability at that time.

     On December 12, l997, the Company commenced a litigation (the "Hamilton Litigation") in New York State Supreme Court, Monroe County, against Hamilton College and against one of Hamilton College's employees, seeking compensatory and punitive damages based on several legal theories including: breach of contract, quantum meruit, fraudulent inducement, account stated and tortious interference with contractual relationships. The Hamilton Litigation arose from claims of the Company that Hamilton College failed to pay for work performed by the Company, and materials ordered by Hamilton College and installed by the Company, all in connection with a contract (the "Hamilton Contract") whereby the Company, through its Intronet Division, installed at Hamilton College the infrastructure and electronics for a campus-wide voice, data and telecommunications network. Among other matters, the Hamilton Litigation alleges that the Company was fraudulently induced to enter into the Hamilton Contract by inaccurate documents provided by Hamilton College, that Hamilton College has failed to make certain payments which it was required to make and has otherwise breached the Hamilton Contract, and that Hamilton College has received the benefit of work and materials provided by the Company for which Hamilton College has not paid. The Hamilton Litigation also alleges that Hamilton College's employees who is named as a defendant deliberately and maliciously interfered with the Company's efforts to complete the Hamilton Contract, that the Company complained about the employee's actions, but that Hamilton College ignored these complaints and in fact acquiesced in them, with the result that the Company's contractual relationships were tortiously damaged.

     Before the commencement of the Hamilton Litigation, one of the Company's subcontractors under the Hamilton Contract, Marcy Excavation Company, Inc. ("Marcy"), had asserted claims against Hamilton College and against the Company based on non-payment of statements rendered for subcontracting work. Marcy had also filed a mechanic's lien (the "Mechanic's Lien") against the College in Oneida County, New York (where Hamilton College is located), and had commenced a litigation in Supreme Court, Oneida County, New York against the Company's bonding company (the "Marcy Litigation"). Neither Hamilton College nor the Company was named as a party to the Marcy Litigation. In November, 1997, the Company and Marcy settled the claim by Marcy against the Company (but not Marcy's claim against Hamilton College) in return for payments to be made to Marcy by the Company. As part of the settlement, Marcy assigned to the Company all of Marcy's claims against Hamilton College and assigned to the Company all of Marcy's rights under the Mechanic's Lien. Marcy also agreed to discontinue the Marcy Litigation at the time that Marcy received payment in full of the settlement payment agreed to between Marcy and the Company.

     Although the Hamilton Litigation has recently been commenced and no responsive papers have yet been received from the defendants therein, the Company does not anticipate (although it cannot guarantee) that it will have any liability to the defendants as a result of the Hamilton Litigation, or that it will have any liability as result of the Marcy Litigation. As such, no accrual has been made in the financial statements for either of those legal proceedings.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The first paragraph and accompanying charts of Item 5 as originally written are deleted in their entirety, and the following paragraph and charts are added in their place and stead.

     During the period ending October 31, 1995, the common shares of the Registrant were traded on the over-the-counter NASDAQ market under the symbol DCIS. As of November 10, 1995, the trading price of the common shares of the Registrant fell below the NASDAQ minimum bid price guidelines and since then the common shares have traded only on local OTC markets. At the end of Fiscal 1995, there were approximately 450 holders of record of the Company's common shares. The high and low bid prices of the common shares during each quarter of Fiscal 1995 and Fiscal 1994 were as follows:

                       Fiscal 1994 Asked and Bid Prices

                                    Asked                     Bid
            1st Quarter             $0.88                   $0.75
            2nd Quarter             $0.75                   $0.50
            3rd Quarter             $0.50                   $0.50
            4th Quarter             $0.63                   $0.50

                       Fiscal 1995 Asked and Bid Prices

                                    Asked                     Bid
            1st Quarter             $1.13                   $0.86
            2nd Quarter             $0.75                   $0.75
            3rd Quarter             $0.38                   $0.13
            4th Quarter             $0.25                   $0.13

     Prices for the Company's common shares through the end of Fiscal 1996 are set forth in the 1996 Form 10-K Report. As of December 19, 1997 the Company's common shares were quoted at $.19 asked and $.13 bid.

Item 6.           Selected Financial Data          Delta Computec Inc.

Item 6 as originally  written and the attached  chart and notes as originally  presented are deleted in their  entirety, and the following are added in their place and stead.  The selected data  presented  below for and as of the end of each of the five years ended October 31, 1995,  1994,  1993,  1992 and 1991 are derived from the financial  statements of the
Company  which  have  been  audited  by  Deloitte  & Touche  LLP,  independent  auditors.  This  data  should be read in conjunction  with the related  financial  statements and notes  included  elsewhere in this Amendment No. 1 to 1995 Form
10-K.


STATEMENT OF OPERATIONS DATA:
                                      1995 (1)           1994              1993 (2)          1992                  1991



Total Revenue                     $30,052,370         $25,361,745      $30,901,744       $8,468,566           $8,720,908


Earnings (Loss) Before
Extraordinary Items and            (5,095,919)          (643,426)        (569,010)          242,954              199,369
Cumulative Effect of Accounting
Change


Extraordinary Items                                                                         156,000 (4)          110,000 (4)



Cumulative Effect of Accounting
Change                                                                    775,000 (3)



Net Earnings (Loss)                (5,095,919)          (643,426)         205,990           398,954              309,369


Earnings (Loss)/Share:
  Continuing Operations
  Extraordinary Items                    (.75)              (.09)            (.08)              .07                  .06
  Cumulative Effect of
Accounting Change                           -                  -                -                 -                    -
  Net Earnings (Loss)                       -                  -              .11                 -                    -
                                         (.75)              (.09)             .03               .12                  .10

==========================================================================================================================
BALANCE SHEET DATA:


Total Assets                      $10,216,635        $13,521,285      $13,851,817       $ 6,174,750           $6,204,597
Short-Term Debt                     3,813,925                           3,624,339           708,663              500,193
Long-Term Debt                        571,670          3,716,820          424,851           426,230              770,224
Subordinated Debentures             1,075,001          1,087,501        1,112,501         1,000,000            1,000,000
Stockholders' Investment           (1,925,822)         3,170,097        3,813,398         1,532,943            1,133,293
==========================================================================================================================

     (1) Operating  results  include the results of the Intronet  Division from the date of the Intronet  Acquisition of assets in
     November, 1994.

     (2) Operating results include the results of Delta Data Net, Inc. a wholly owned subsidiary which acquired the assets of W&G Data Net Inc. and W&G
     Dataspan Systems Inc. in November, 1992.

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

     (4) Utilization of Tax Loss Carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Item 7 as originally written is deleted in its entirety, and the following is added in its place and stead.

     Results of Operations

     Operating results for the year ended October 31, 1995 (Fiscal 1995) reflected a net loss of $5,095,919, or $.75 per share, compared with a net loss of $643,426, or $.09 per share, for the year ended October 31, 1994 (Fiscal
1994) and net earnings of $205,990, or $.03 per share (after reflecting the cumulative effect of a change in accounting of $775,000, or $.11 per share, relating to income taxes) for the year ending October 31, 1993 (Fiscal 1993). Operating results for Fiscal 1995 included relocation expenses and other non-recurring charges associated with the move of the Company's operating headquarters. Operating results for Fiscal 1994 and Fiscal 1993 included unusual charges for obsolete inventory. The Fiscal 1995 operating loss also included cost overruns on a major contract in the Company's Intronet Division and a continued decline in revenue in its Data Net Subsidiary.

     Revenues

     Total revenues for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $30,052,370, $25,361,745 and $30,901,744 respectively. Revenues increased
$4,690,625 or 18.5% in Fiscal 1995 over Fiscal 1994. This increase was primarily due to the Intronet Acquisition concluded in November, 1994 and the related revenues generated in Fiscal 1995 by the Intronet Division's business. Revenues decreased $5,539,999 or 17.9% in Fiscal 1994 compared to Fiscal 1993. This decrease was due to a $6,154,263 and 28.0% drop in revenues in the Company's Data Net Subsidiary, reflecting the effect of the Company's tight cash flow upon its ability to purchase hardware in the necessary volume and at competitive prices.

     Service revenues were $12,745,773 (42% of total revenues) in Fiscal 1995, $10,572,860 (42%) in Fiscal 1994 and $10,485,117 (34%) in Fiscal 1993. The
increases in service revenues in Fiscal 1995 and Fiscal 1994 over each preceding fiscal year were $2,172,913 (21%) and $87,743 (1%), respectively. Fiscal 1995's growth reflects the benefit from the Intronet Acquisition, whereas Fiscal 1994's modest increase came from the Company's service maintenance business.

     Equipment sales were $17,306,598 (58% of total revenues) in Fiscal 1995, $14,788,885 (58%) in Fiscal 1994 and $20,416,627 (66%) in Fiscal 1993. The
increase of $2,517,713 (17%) in Fiscal 1995's equipment sales came primarily from the Intronet Acquisition. Fiscal 1994's equipment sales were $5,627,742, or (28%), below Fiscal 1993's level, which reflected a downturn in the Company's Data Net Subsidiary, caused by tight cash and the effect upon Data Net's ability to purchase hardware in the necessary volume and at competitive prices.

     Costs and Expenses

     Service costs for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $11,052,935 (87% of service revenue), $7,654,062 (72%) and $7,341,708 (70%), respectively.
Service costs increased $3,398,873 or 44.4% in Fiscal 1995 compared to Fiscal 1994. Service costs in Fiscal 1994 increased $312,354 or 4.3% compared to Fiscal 1993. The deterioration in service costs over the three fiscal years as a percentage of service revenue reflected the continued and increased losses in the Data Net Subsidiary. The increase in Fiscal 1995's service costs was also due to front-loaded costs associated with the Company's entry into the "high end" Technical Consulting business, as well as the poor results in the Intronet Division. Fiscal 1994 also reflected a decline in service contracts in the Company's branch offices and high start-up costs associated with the Company's entry into high volume laser printer maintenance.

     Cost of equipment sold for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $14,613,314 (84% of equipment sales), $12,492,382 (85%) and $16,638,212 (82%).
Cost of equipment sold increased $2,120,932 or 17.0% in Fiscal 1995 compared to Fiscal 1994. This increase was due to the 17% increase in equipment sales. Cost of equipment sold decreased $4,145,830 or 24.9% in Fiscal 1994 compared with Fiscal 1993. This decrease was due to decreased equipment sales, partially offset by lower margins on sales of Data Communication equipment sold due to price pressure in the marketplace.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $7,102,284 (24% of total revenue), $5,682,689 (22%) and
$7,283,166 (24%), respectively. Selling, general and administrative expenses increased $1,419,595 or 25.0% in Fiscal 1995 compared with Fiscal 1994, primarily due to the acquisition of the Intronet Division's business. Selling, general and administrative expenses decreased $1,600,477 or 22.0% in Fiscal 1994 compared with Fiscal 1993, which decrease was due to lower revenue as well as a reduction in certain overhead expenses as a result of the continued integration of the Data Net Subsidiary.

     Inventory and Product Obsolescence

     During Fiscal 1995, the Company accounted for normal product obsolescence through inventory reserves. During the quarter ended October 31, 1994, management made a decision to eliminate its stocking position of certain data communication equipment in its Data Net Subsidiary. As a result, the Company provided $846,527 as an unusual charge to write down certain data communication equipment to its net realizable value. During the quarter and year ended October 31, 1993, an unusual charge was made in the amount of $700,866 to write down certain inventories of data communication equipment of the Data Net Subsidiary, which were assumed at the time of the Data Net Acquisition in November, 1992. While Company personnel review obsolescence on a regular basis by reference to historical movement and market conditions, the Fiscal 1993 charges were recognized principally during the Company's fourth quarter of Fiscal 1993.

     Interest Expense

     Interest expense for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $563,100, $390,343 and $460,649 respectively. Interest expense increased by $172,757 or 44.3% in Fiscal 1995 compared with Fiscal 1994, due to increased borrowing caused by losses in the Company's Data Net Subsidiary and Intronet Division. Interest expense decreased by $70,306 or 15.3% in Fiscal 1994 compared with Fiscal 1993 due to reduced borrowing from the prior year.

     Income Taxes

     Income tax expense (benefit) for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $1,203,000, $(260,000) and $(249,000) respectively. There was an income tax provision of $1,245,000 recorded for Fiscal 1995 relating to the writedown in deferred tax assets. An income tax credit of $260,000 was recorded for Fiscal 1994. Income taxes are recognized for the amount of taxes payable or refundable for the current tax year, and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Registrant's consolidated financial statements or tax returns. Income taxes are recognized for the amount of taxes payable or refundable for the current tax year, and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Company's consolidated financial statements or tax returns.

     The Company adopted the Statement of Financial Accounting Standards No. 109, (FAS 109) "Accounting for Income Taxes" effective November 1, 1992. This statement superseded FAS No. 96 "Accounting for Income Taxes". The cumulative effect of adopting FAS 109 on the Company's financial statements was to increase income by $775,000 ($.11 per share) for the year ended October 31, 1993.

     At October 31, 1995, the Registrant had accumulated approximately $6,506,000 of operating loss carryforwards for tax purposes which was primarily the result of losses generated by its newly-acquired business units over the three fiscal years ending October 31, 1993, 1994 and 1995, respectively. The Registrant had recognized the tax benefit of these losses, in the form of deferred tax assets on its balance sheet, through October 31, 1994. The Registrant incorporated in its financial statements at October 31, 1995 reserves for the valuation of previously recorded deferred tax assets in the amount of $2,997,000 at October 31, 1995. The Registrant will continue to assess, in future periods, the value of these deferred tax assets which expire in varying amounts between the years 2001 and 2009. This assessment will include the Registrant's ability to project adequate profits to utilize the operating loss carryforwards.

    Segment Reporting

     Certain information by business segment is contained in Note 8 to the accompanying Financial Statements. (See Item 1, B, above).

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

     Liquidity and Capital Resources

     As reported in the 1996 Form 10-K Report, on May 4, 1995, as a result of a May, 1995 Lobozzo Commitment (the "Lobozzo Commitment"), the Company filed a Form 8-K Current Report concerning an agreement with its commercial lender, NCFC, and Lobozzo to provide for an additional $700,000 overdraft lending facility. The purpose of the Lobozzo Commitment was to provide additional financing to the Company (collectively, with the amount to be loaned by NCFC, the "Overadvance Facility"). The Lobozzo Commitment was critical to providing working capital to the Company during the period that it incurred losses in its Data Net Subsidiary and its Intronet Division as well as the subsequent termination of these businesses and the loan restructuring, as discussed in the Company's respective Form 8-K filings (See Item 1, A, above, and Item 13, below).

     On April 1, 1994, the Company executed a credit agreement with NCFC to provide the Company with a long-term credit facility (the "NCFC Credit Facility"). Proceeds from this facility were utilized to refinance existing credit facilities, to fund working capital requirements and to complete the acquisition of certain assets of Intronet, Inc. As discussed in the October, 1996 Form 8-K Report regarding the Company's restructuring of its lending arrangements, on October 10, 1996, the Registrant restructured its principal commercial lending relationship, whereby a major portion of the loan to the Registrant and Data Net from NCFC was purchased by Lobozzo, and the balance of the loan from NCFC to the Registrant and Data Net was restructured as a Term Loan (collectively, the entire transactions are referred to as the "NCFC Restructuring"). (See Item 1, A, above).

     The Company has financed its working capital requirements, capital expenditures and debt service from its financing arrangements and trade debt. Cash provided by operations in Fiscal 1995, Fiscal 1994 and Fiscal 1993 totalled $210,449, $1,232,188 and $1,803,185, respectively. Net cash of $210,449 provided by operations in Fiscal 1995 was the result of non-cash charges plus working capital from reductions in accounts receivable and inventory, an increase in accounts payable and accrued liabilities, deferred taxes and sales taxes payable, most of which was offset by the net loss, which included a full year of losses for Data Net. Net cash provided by operations in Fiscal 1994 of $1,232,188 resulted from the net effect of non-cash charges and the net loss, for net cash provided of $619,052, and cash provided by changes in working capital investment. Net cash provided by operations in Fiscal 1993 of $1,803,185 resulted from the combined benefit from non-cash charges and net earnings, plus net cash provided by changes in working capital investment .

     The Company's working capital deficit of $3,827,646 at October 31, 1995 represented a decrease of $6,496,967 from working capital of $2,669,321 at October 31, 1994, primarily due to: (1) the classification of $3,813,925 in bank borrowing at October 31, 1995 as a current obligation; (2) an increase of approximately $1,015,000 in accounts payable; and (3) an aggregate drop of $1,292,000 in receivables and inventories. Working capital at October 31, 1994 improved by $2,601,120 over the October 31, 1993 level of $68,201, primarily due to bank debt refinancing.

     Cash provided/(used) by investing activities in Fiscal 1995, 1994 and 1993 was ($828,751), ($964,822) and $(5,281,282), respectively. Capital expenditures for field spare parts and property and equipment were $828,751 in Fiscal 1995, $964,822 in Fiscal 1994 and $1,167,669 in Fiscal 1993. In Fiscal 1993, funds of $4,113,613 were also used to acquire certain of the assets of W&G Data Net and W&G Dataspan in the Willcox & Gibbs Acquisition.

     Cash provided/(used) by financing activities in Fiscal 1995, 1994 and 1993 was $625,306. ($357,245) and $3,575,028, respectively. Funds of $625,306 were provided in Fiscal 1995 by proceeds from shareholder loans and bank financing. Funds of $357,245 were used in Fiscal 1994 to pay bank and other debt. Funds of $3,575,028 were provided in Fiscal 1993 by $637,501 in proceeds from issuance of a debenture, $23,230 from issuance of equity and approximately $2,914,000 in bank financing.

     Inflation

     Due to the significant losses in the Company's Data Net Subsidiary and in its Intronet Division, and the attendant tight cash flow, increases in material, subcontractors' and other service costs in those operations were not offset by productivity improvements. The Company continues to monitor the impact of inflation in its core service maintenance business in order to minimize its effect through pricing strategies, productivity improvements and cost reductions.

Item 8. Consolidated Financial Statements and Supplementary Schedule

     Item 8 as originally written is deleted in its entirety, and the following is added in its place and stead.

                          CONSOLIDATED FINANCIAL STATEMENTS
                                 DELTA COMPUTEC INC.
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Form
                                                                       10-K
                                                                    Reference

Consolidated Financial Statements:

Independent Auditors' Report                                            29

Consolidated Balance Sheets, October 31, 1995 and 1994                30-31

Consolidated Statements of Operations for the Years Ended
October 31, 1995, 1994 and 1993                                         32

Consolidated Statements of Changes in Stockholders'
Investment(Deficit) for the Years Ended
October 31, 1995, 1994 and 1993                                         33

Consolidated Statements of Cash Flows for the Years Ended
October 31, 1995, 1994 and 1993                                         34

Notes to Consolidated Financial Statements                            35-47

Schedule:

VIII. Valuation and Qualifying Accounts for the Years
Ended October 31, 1995, 1994 and 1993                                   48


All other schedules are not submitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Delta Computec Inc.

We have audited the accompanying consolidated balance sheets of Delta Computec Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consoli-dated statements of operations, changes in stockholders' investment(deficit) and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Computec Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective November 1, 1992 to conform with Statement of Financial Accounting Standards No. 109.



Deloitte & Touche LLP
Rochester, NY
May 16, 1997
(June 30, 1997 as to Note 1)

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994

                                    ASSETS

                                                       1995           1994
CURRENT ASSETS:
Cash                                             $    19,813     $   12,809
Accounts receivable, less allowance for
 doubtful accounts of $652,523 and $193,238
 in 1995 and 1994, respectively                    4,750,412      5,462,556
Inventories                                        1,681,805      2,201,339
Prepaid expenses and other current assets            216,110        222,484
Deferred income taxes current                              -        317,000
                                                  ----------     ----------
Total current assets                               6,668,140      8,216,188

FIELD SPARE PARTS, less accumulated
 amortization of $587,125 and $911,493
 in 1995 and 1994, respectively                    2,060,361      2,378,698

PROPERTY AND EQUIPMENT:
 Technical equipment                               1,372,456      1,311,900
 Office furniture & equipment                      1,482,798      1,296,557
 Vehicles                                            154,661        150,461
 Leasehold improvements                              268,490        227,046
                                                  ----------     ----------
                                                   3,278,405      2,985,964

Less: accumulated depreciation and
amortization                                       2,301,255      1,970,132
                                                  ----------     ----------
Property And Equipment, Net                          977,150      1,015,832

INVESTMENT IN AFFILIATED COMPANY                           -         10,000

DEFERRED INCOME TAXES NON-CURRENT                    150,000      1,035,000

OTHER ASSETS:
 Goodwill, less accumulated amortization
 of $353,555 and $171,216 in 1995 and 1994,
   respectively                                      238,546        456,928
 Other                                               122,438        408,639
                                                  ----------     ----------
   Total other assets                                360,984        865,567
                                                  ----------     ----------
   Total assets                                $  10,216,635  $  13,521,285
                                                  ==========     ==========

                 See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.
                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1995 AND 1994

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       1995          1994
CURRENT LIABILITIES:
 Accounts payable                                 $ 4,157,236   $ 3,142,204
 Current portion of long-term debt                  3,813,925         -
 Deferred service revenue                           1,664,708     1,783,238
 Accrued expenses:
  Accrual for discontinuance of operations                  -         -
  Payroll and payroll taxes                           424,738       404,791
  Sales taxes payable                                 263,183         -
  Interest                                             42,667        30,376
  Other                                               129,329       186,258
                                                  -----------    ----------

  Total current liabilities                        10,495,786     5,546,867


LONG-TERM DEBT                                             -      3,716,820
DUE TO SHAREHOLDER                                    571,670         -
SUBORDINATED DEBENTURES                             1,075,001     1,087,501

COMMITMENTS   (Note 6)                                      -        -


STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred shares, $ .01 par value; shares authorized
     5,000,000 shares; issued and outstanding: None         -
 Common shares, $ .01 par value; shares authorized
      20,000,000 shares; issued and outstanding:
      6,811,575 in 1995 and 6,811,325 in 1994          68,116        68,116
 Additional paid-in capital                         4,916,093     4,916,093
 Accumulated deficit                               (6,910,031)   (1,814,112)
                                                  -----------    ----------

 Total stockholders' equity (deficit)              (1,925,822)    3,170,097
                                                  -----------    ----------

 Total liabilities and stockholders' equity
(deficit)                                        $ 10,216,635  $ 13,521,285
                                                  ===========    ==========


                 See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


                                         1995         1994         1993
REVENUES:
 Service revenues                    $12,745,773  $10,572,860   $10,485,117
 Equipment sales                      17,306,597   14,788,885    20,416,627
                                      ----------   ----------    ----------
  Total revenues                     $30,052,370  $25,361,745   $30,901,744

COSTS AND OPERATING EXPENSES:
 Service costs                        11,052,935    7,654,062     7,341,708
 Cost of equipment sold               14,613,314   11,645,855    15,937,346
 Selling, general and administrative   7,102,284    5,682,689     7,283,166
 Unusual Charges                               -      846,527       700,866
                                      ----------   ----------    ----------
  Total costs and operating expenses  32,768,533   25,829,133    31,263,086

OTHER INCOME (EXPENSE), NET:
 Interest expense                       (563,100)    (390,343)    ( 460,649)
 Writedown of other assets              (615,115)
 Other, net                                1,459     ( 45,695)        3,981
                                       ---------   ----------    ----------
  Total other (expense)               (1,176,756)    (436,038)     (456,668)


(LOSS)   BEFORE   INCOME  TAXES  AND
CUMULATIVE   EFFECT  OF   ACCOUNTING
CHANGE                               $(3,892,919)  $ (903,426)  $ (818,010)


INCOME TAXES(BENEFIT)                  1,203,000     (260,000)     (249,000)
                                      ----------    ---------    ----------
(LOSS) BEFORE  CUMULATIVE  EFFECT OF
ACCOUNTING CHANGE                    $(5,095,919)  $ (643,426)  $  (569,010)


CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                       -             -        775,000
                                       ---------     --------    ----------
NET EARNINGS (LOSS)                  $(5,095,919)  $ (643,426)   $  205,990


EARNINGS (LOSS) PER COMMON SHARE:
 LOSS BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                   $     (.75)   $     (.09)   $     (.08)
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                        -             -           .11
                                         ------        ------        ------
NET EARNINGS (LOSS)                  $     (.75)   $     (.09)   $     .03
                                         ======        ======        ======

                 See notes to consolidated financial statements.




                                                                  DELTA COMPUTEC INC.

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                  FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


                                                       --- Common   Stock ---                                               Total
                                                                                   Additional                           Stockholders
                                                                                     Paid-in         Accumulated            Equity
                                                       Shares         Amount         Capital            Deficit           (Deficit)
                                                       ------         ------         -------            -------            -------
Balance, October 31, 1992 .....................       3,073,325       $30,733       $2,878,866       $(1,376,676)       $ 1,532,943

Acquisition of business .......................       1,000,000        10,000          966,235              --              976,235

Exercise of stock options .....................         238,000         2,380           95,850              --               98,230

Conversion of convertible debentures ..........       2,500,000        25,000          975,000              --            1,000,000

Net earnings Fiscal 1993 ......................            --            --               --             205,990            205,990

Balance, October 31, 1993 .....................       6,811,325        68,113        4,915,971        (1,170,686)         3,813,398

Exercise of stock options .....................             250             3              122              --                  125
Net loss fiscal 1994 ..........................            --            --               --            (643,426)          (643,426)

Balance, October 31, 1994 .....................       6,811,575        68,116        4,916,093        (1,814,112)         3,170,097

Net loss fiscal 1995 ..........................            --            --               --          (5,095,919)        (5,095,919)

Balance, October 31,1995 ......................       6,811,575        68,116       $4,916,093       $(6,910,031)       $(1,925,822)




                See notes to consolidated financial statements.


                                DELTA COMPUTEC INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                              1995        1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                      $(5,095,919)  (643,426)     205,990
 Adjustments to reconcile
 net earnings(loss)
   to net cash provided by operating
   activities:
   Depreciation & amortization              1,538,204   1,262,478   1,174,356
   Loss on retirement of fixed assets               -           -      47,756
   Deferred income taxes                    1,202,000    (307,000)   (270,000)
   Accounts receivable                        712,144    (475,761)    975,497
   Inventories                                519,534     972,978     652,563
   Accounts payable & accrued expenses      1,284,493     516,642    (278,042)
   Deferred service revenue                 (118,530)     153,497     (74,366)
   Other - net                               168,523     (247,220)    144,431
   Cumulative effect of accounting change          -            -    (775,000)
                                           ---------    ---------   ---------
   Net cash provided by operating
   activities                                210,449    1,232,188   1,803,185

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment        (292,441)    (162,802)   (347,753)
 Additions to field spare parts             (536,310)    (802,020)   (819,916)
 Acquisition of business                           -            -  (4,113,613)
                                           ---------    ---------   ---------
   Net cash(used) by investing activities   (828,751)    (964,822) (5,281,282)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from shareholder loans, net        571,670            -           -
 Borrowings from note payable to bank         66,136            -           -
 Proceeds from issuance of debenture               -            -     637,501
 Proceeds from sale of common shares               -          125      23,230
 Net payments on bank borrowings                   -     (203,350)  3,301,000
 Repayments on debt                          (12,500)    (154,020)   (386,703)
                                           ---------    ---------   ---------
  Net cash (used)/provided by
   financing activities                      625,306     (357,245)  3,575,028


NET INCREASE (DECREASE) IN CASH                7,004      (89,879)     96,931
CASH - beginning of year                      12,809      102,688       5,757
CASH - end of year                          $ 19,813    $ 12,809    $ 102,688



                  See notes to consolidated financial statements.

                                DELTA COMPUTEC INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


(1)  General Description of Business and Summary of Significant Accounting
     Policies

     Description of Business

     The Company, by itself and through its wholly-owned subsidiary, SAI/Delta, Inc. ("SAI/Delta"), provides a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and geographic locations. (See Note 8 below regarding: (1) the Company's subsidiary, Delta Data Net, Inc. ("Data Net", or the "Data Net Subsidiary") and management's decision in Fiscal 1996 to terminate Data Net's operations and the subsequent termination of this subsidiary's business and operations in March, 1996); and (2) the Company's Intronet Division, management's decision in Fiscal 1996 to terminate the Intronet Division's operations and the subsequent closing of this operation which was completed in December, 1996). The
     Company's customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the northeast but reaching as far as Florida and the West Coast. Technical services offered include, but are not limited to, design, product procurement, installation, service, maintenance and on-site technical management and consulting.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and divisions, R&M Associates-Electronic Data Products Service Inc., Computer Support, Inc., Delta Data Net, Inc. and the Company's Intronet Division. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses in Fiscal 1995 and 1994, had a working capital deficit and a stockholders' deficit of $3,827,646 and $1,925,822, respectively, as of October 31, 1995 and was in default under certain loan agreements as of October 31, 1995. (See Note 3). On April 1, 1994, the Company executed a credit agreement to provide a long-term credit facility (the "NCFC Credit Facility"). Proceeds from this facility were utilized to refinance existing credit facilities, to fund working capital requirements and to complete the acquisition of certain assets of Intronet, Inc. On January 24, 1995, certain debt covenants were amended based on the Company's business plan for Fiscal 1995. Because of continuing defaults under the NCFC Credit Facility, the Company found it necessary to seek additional financing. On October 10, 1996, the Registrant restructured its principal commercial lending relationship, whereby a major portion of the loan to the Registrant and Data Net from NCFC was purchased by Joseph M. Lobozzo II ("Lobozzo"), and the balance of the loan from NCFC to the Registrant and Data Net was restructured as a Term Loan.

     In view of the continuing losses and related cash flow difficulties, management initiated certain actions designed to provide additional cash flows, specifically cost reductions associated with the centralization of operations in its Teterboro, New Jersey location. Subsequent to October 31, 1995, management took steps to return the Company to its core business in order to thereby eliminate the significant operating losses in Fiscal 1994 and Fiscal 1995. Among these actions were: (1) termination of operations of the Data Net Subsidiary; (2) the decision to terminate operations of the Intronet Division, substantially accomplished at October 31, 1996, followed by the closing of its office in December, 1996; (3) restructuring of its primary lending relationship; (4) negotiation of a buy-out and settlement of a debenture; and (5) obtaining an extension until June 30, 1998 in its lending arrangement with its lenders. (See Note 3). Management believes that these actions will improve profitability in the Company's core business and increase cash flows, enabling the Company to maintain operations.

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

     Field Spare Parts

     Field spare parts are stated at cost and are amortized using the straight-line method over an estimated useful life of 5 years, beginning in the fiscal year after acquisition.

     Goodwill

     Goodwill,  representing the excess of the cost of acquired  businesses over the fair value of net assets acquired, is generally amortized on a straight-line basis over periods ranging from ten to twenty years. On an ongoing basis, the Company assesses impairment of such assets by reviewing the operating performance of the underlying business or customer relationships. In Fiscal 1995, this assessment resulted in the recording of additional amortization expense of approximately $505,000 relating to such impairment.

     Deferred Service Revenue

     Service revenue is recognized ratably over the contract period. Deferred service revenue represents billings made to customers in advance of the service period.

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

     Earnings Per Share

     Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options and warrants using the Treasury Stock Method. Weighted average shares outstanding for the years ended October 31, 1995, 1994 and 1993 totalled 6,811,575, 6,811,388 and 6,811,325, respectively.

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

          2. Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", which requires adoption no later than fiscal years after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

          Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

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

     Management believes that the recently-completed financial transactions (See
     Note 3) indicate that the fair value of long-term debt approximates its carrying value at October 31, 1994 and 1995.


(2) Acquisitions

     On November 17, 1994, the Company acquired substantially all of the operating assets of Intronet, Inc. The Company's Intronet Division designed, installed and supported advanced computer networks with emphasis on large campus and industrial facilities that required network hubbing integrated with fiber and copper cabling. These assets were acquired from Intronet, Inc. in exchange for $337,000 in cash and assumption of approximately $588,000 in liabilities of the seller. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from November 17, 1994 have been included in the consolidated financial statements for the fiscal year ended October 31, 1995.

     On December 1, 1994, the Company exercised an option to acquire the remaining shares of SAI/Delta. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from December 1, 1994 have been included in the consolidated financial statements for the fiscal year ended October 31, 1995.

(3) Long-Term Debt

     Long-term debt and Debt Due to Shareholder consist of the following at October 31:

                                                         1995        1994
                                                         ----        ----
       Due to shareholder                            $  571,670     $    -
       Note payable to bank, interest at prime
       plus 2% on main credit facility and at
       prime plus 3.0% on overadvance portion
       ("the long-term credit facility")              3,782,956   3,716,820

       Notes payable                                     30,969          -
                                                      ---------   ---------
                                                      4,385,595   3,716,820

       Less: Current portion                          3,813,925          -
                                                      ---------   ---------
                                                     $  571,670  $3,716,820
                                                      =========   =========

     On April 1, 1994, the Company executed a credit agreement with its commercial lender to provide a long-term credit facility (the "NCFC Credit Facility"). This NCFC Credit Facility provides for expiration on April 30, 1997 and bears interest at 2.0% above the bank's prime lending rate (8.75% at October 31, 1995). Proceeds from this NCFC Credit Facility were utilized to refinance existing credit facilities and to provide working capital. This NCFC Credit Facility was amended in November 1994 to complete the acquisition of certain of the assets of Intronet, Inc. (See note 2). Availability of funds under this NCFC Credit Facility was limited to the lesser of $4,500,000 or a percentage of eligible accounts receivable and inventory. The credit agreement contained restrictive covenants, the more significant of which required the maintaining of minimum net working capital, minimum tangible net worth, minimum pre-tax income, maximum debt-to-tangible net worth and a restriction on capital expenditures as well as the prohibition of dividend payments. The Company was not in compliance with certain of these restrictive covenants due to lower-than-projected earnings for the period. Accordingly, the Company had requested a waiver of non-compliance from NCFC and had classified this debt as a current liability. As discussed in a Form 8-K Report filed in October, 1996 regarding the Company's restructuring of its lending arrangements, on October 10, 1996, the Registrant restructured its principal commercial lending relationship, whereby a major portion of the loan to the Registrant and Data Net from NCFC was purchased by Lobozzo (the "Lobozzo Loan"), and the balance of the loan from NCFC to the Registrant and Data Net was restructured as a Term Loan (collectively, the entire transactions are referred to as the "NCFC Restructuring").

     On May 1, 1995, the Company reached an agreement with its commercial lender for an additional $700,000 lending facility. Lobozzo, the Company's controlling shareholder, an officer and a director, agreed with the Company to provide funding for $400,000 of the $700,000 additional lending facility (the "the Lobozzo Commitment"). In return, the Company agreed to issue to Lobozzo an option to purchase 11,440,475 common shares, the balance of the Company's available authorized but unissued common shares, which option was exercisable between May 20, 1995 and May 20, 1999 at an aggregate exercise price of $10. In February, 1997, Lobozzo transferred to his spouse, Joanne
     M. Lobozzo ("Joanne Lobozzo") half of his interest in the Lobozzo Loan and Lobozzo and Joanne Lobozzo are collectively referred to as the "Lender" under the Lobozzo Credit Agreement. The Lobozzo Credit Agreement and the supporting documents were restated as of October 31, 1997. In February, 1997, the May, 1995 Option Agreement, as amended and restated, was exercised in full by Lobozzo and by Joanne Lobozzo, and 11,440,475 common shares were issued, of which 5,720,238 common shares were issued to Lobozzo and 5,720,237 common shares were issued to Joanne Lobozzo. As a result of this transaction, Lobozzo and Joanne Lobozzo are both now considered to be control persons of the Company. In May, 1997, the principal balance outstanding on the Lobozzo Commitment was paid in full, and the documents upon which it was based were terminated. Interest paid for the fiscal years ended October 31 was as follows:

                          1995         1994       1993
                          ----         ----       ----
                     $ 550,799   $  368,050  $ 462,468

     Interest paid to Lobozzo for the fiscal years 1995, 1994 and 1993 was $40,533, $48,000 and $58,833, respectively.


(4) Subordinated Debentures

     In November, 1992 the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due October 31, 1997 to the sellers ("the Sellers") of the assets acquired by Data Net on November 1, 1992. As of October 31, 1995, the principal balance on this debenture was $475,000. As of October 31, 1996, the Sellers agreed to sell the entire principal balance of the 8% subordinated debenture, together with accrued interest, to the Company for $75,000.

     As of October 31, 1995, The Company had also guaranteed an 8% subordinated debenture of Data Net, as restated, due to Lobozzo (the "Lobozzo Debenture") in the face amount of $600,001. Lobozzo has since transferred half of his interest in the Lobozzo Debenture to Joanne Lobozzo in February, 1997. The Lobozzo Debenture was due in annual installments of $200,000 commencing January 31, 1996, subject to the Company's meeting certain bank loan covenants as contained in the NCFC Credit Facility, and was issued in connection with an option agreement entitling Lobozzo to purchase 1,304,350 shares of the Company's common shares. Lobozzo has waived the $200,000 payments due January 31, 1996 and 1997, and the $200,000 annual installments will commence in January 31, 1998.

(5) Income Taxes

     The Company adopted the Statement of Financial Accounting Standards No. 109, (FAS 109)"Accounting for Income Taxes" in the first quarter of Fiscal 1993, effective November 1, 1992, recording a cumulative effect of an accounting change that increased net income by $775,000 ($.11 per share) for the quarter ended January 31, 1993 and for the year ended October 31, 1993.

     The components of the income tax provision (benefit) are as follows:

                                        Year Ended October 31

                                        1995      1994        1993
                                        ----      ----        ----
             Current:
             Federal              $         - $        -   $      -
             State                      4,000     47,000      21,000

             Deferred:
             Federal                1,199,000   (307,000)   (270,000)
             State                          -          -          -
                                   ----------  ---------    --------
                                  $ 1,203,000 $ (260,000)  $(249,000)
                                  =========== ==========   =========

     A reconciliation of the income tax provision (benefit) with tax at the effective federal statutory rate is as follows:

                                       Year Ended October 31

                                   1995         1994        1993
                                   ----         ----        ----
Federal provision
(benefit)     based on         $(1,324,000)  $ (307,000) $ (278,000)
statutory tax rate
Permanent
book-to-tax
differences:
Goodwill amortization              195,000       13,000      14,000
Other permanent items              (74,000)       3,000      15,000
Increase in valuation
allowance  for deferred taxes    2,376,000            -           -
State provision net of
federal  tax effect                 30,000      31,000       31,000
                                 ---------   ---------    ---------
                                $1,203,000  $ (260,000)  $ (249,000)
                                 =========   =========    =========

The components of the net deferred tax assets as of October 31 were as follows:

-----------------------------------------------------------------------------
                                         1995         1994         1993
-----------------------------------------------------------------------------

Nondeductible inventory reserves      $ 228,000    $ 228,000     $ 174,000
Nondeductible bad debt reserves         121,000        66,000       36,000
Tax loss carryforwards                1,898,000       671,000      583,000
Accelerated book
amortization of field                   200,000       379,000      252,000
spare parts
Investment tax credit carryforward      111,000        75,000       75,000
Other                                     6,000       (32,000)     (37,000)
Less allocable valuation allowance   (2,414,000)      (35,000)     (38,000)
                                     -----------   -----------  ----------

Total                                 $ 150,000    $1,352,000   $1,045,000
-----------------------------------------------------------------------------

     At October 31, 1995 the Company has recorded a deferred tax asset of approximately $671,000 reflecting the benefit of approximately $1,953,000 in loss carryforwards, which expire in varying amounts between 2001 and 2009. Realization of this deferred tax asset and other deferred assets is dependent on the Company's ability to generate sufficient taxable income in future periods. Management had believed that it was more likely than not that the deferred tax asset as of October 31, 1994 was realizable. However, as a result of an assessment of this deferred tax asset as of October 31, 1995 and the Company's ability to realize such loss carryforwards through the generation of future income, management revised its estimates, with the result that it believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset. The appropriate adjustment to reflect this revised estimate was recorded as of October 31, 1995.

     Income taxes paid were as follows for the fiscal years ended October 31:

                                1995       1994       1993
                                ----       ----       ----
                             $ 16,359   $ 63,419   $ 12,053


(6) Commitments
    -----------

     Operating Leases
     ----------------

     The Company leases office space under various operating lease agreements expiring through 2001. Net rental expense under these agreements was as follows for the years ended October 31:

                                        1995       1994       1993
                                        ----       ----       ----

            Rental expense         $ 427,473  $ 331,528  $ 388,277
            Sub-lease income               -          -          -
                                   ---------  ---------  ---------
            Net Rental expense     $ 427,473  $ 331,528  $ 388,277

     As of October 31, 1995, the minimum future payments under non-cancelable operating leases with initial or recurring terms for the next five years is summarized as follows:

            Fiscal Year                        Amount
            -----------                        ------
            1996...................           $ 376,449
            1997...................             322,342
            1998...................             311,054
            1999...................             305,488
            2000...................             295,488
            Thereafter.............             167,818

(7) Stockholders' Investment
    ------------------------

     Incentive Stock Option Plan
     ---------------------------

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

                                           1995         1994         1993
                                           ----         ----         ----
        Outstanding - beginning of
        year                              344,000     322,500      365,000
        Granted                           100,000      85,000      265,000
        Exercised                            -           (250)    (225,000)
        Canceled                         (213,500)    (63,250)     (82,500)
                                         --------     -------      --------
        Outstanding - end of year         230,500     344,000      322,500
                                          =======     =======      =======

        Average exercise price of
         outstanding and exercisable
         options                           $.86        $ 1.08       $ 1.53
                                           ====        ======       ======

     Director Stock Option Plan

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

                                            1995        1994         1993
                                            ----        ----         ----
        Outstanding - beginning of year    6,000       14,000       26,000
        Granted                              -           -            -
        Exercised                            -           -         (12,000)
        Canceled                           6,000      (8,000)           -
                                           -----      -------      -------
        Outstanding - end of year              -       6,000        14,000
                                           =====      =======      =======

        Average exercise price of
         outstanding and exercisable
         options                               -       $ .65        $ .41
                                           =====       =====        =====

(8) Segment of Business Reporting
    -----------------------------

     As of October 31, 1995, for financial reporting purposes the operations of the Company were divided into the business segments described below. Besides the Company's core technical and maintenance service business, the Company acquired certain assets and assumed certain liabilities which acquisitions formed the basis for the establishment of its Data Net Subsidiary and Intronet Division, respectively.

     In November, 1992, the Company, through its wholly-owned subsidiary, Data Net, completed the acquisition of certain of the assets, and the assumption of certain of the liabilities (the "Willcox & Gibbs Acquisition"), of W&G Data Net and W&G Dataspan, subsidiaries of Willcox & Gibbs, Inc. Because of the significant and continuing losses in Data Net's business lines since the Willcox & Gibbs Acquisition, on March 21, 1996, the Registrant filed a Form 8-K Current Report (the "March, 1996 Form 8-K Report") announcing that, effective March 8, 1996, Data Net had terminated its business operations and had surrendered all of its assets to its commercial lender. (See Paragraph B, below).

     On November 17, 1994, the Company acquired substantially all of the operating assets of Intronet, Inc. These assets were acquired from Intronet, Inc. in exchange for $337,000 in cash and assumption of approximately $588,000 in liabilities of the seller. The Company accounted for the acquisition as a purchase and the operating results of the acquisition from November 17, 1994 have been included in the consolidated financial statements for the fiscal year ended October 31, 1995. (See Paragraph C, below).

     A. Delta Computec Inc. Core Technical And Maintenance Service Business
        -------------------------------------------------------------------

     The Company's core technical and maintenance  service  business,  conducted through the parent entity, Delta Computec Inc., is based in providing technical and maintenance services in direct support of its customers' Computer Systems, Data Communication Systems and Lan/Wan Networks. Broadly, these services include: network systems design; network analysis and performance testing; network management; project management; premise wiring; installation services; technical consulting services; maintenance services help desk support; and complete outsourcing responsibility for all or most of the foregoing. The Company's core business customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast.

     Technical services are either charged at a predetermined contractual price or on the basis of labor and materials used. Maintenance services are generally performed at a customer's site on an "on-call" basis, either pursuant to a contract of a specified term and coverage or, as in the case of technical services, on a time and materials basis.

     B. Delta Data Net, Inc. Product Distribution/Cable And Accessory Business
        ----------------------------------------------------------------------

     In addition to the Company's core business, prior to the termination of operations at its Data Net Subsidiary, the Company, through its Data Net Subsidiary, distributed a wide variety of Computer System, Data Communication and Networking products from over 40 manufacturers. Included in this product group were modems, multiplexers, channel banks, CSU/DSU's, workstations, terminal servers, hubs, bridges, routers, gateways, cable assemblies, bulk cable and cabinets. The Company also offered a line of high quality cables and accessories manufactured by the Data Net Subsidiary through its Dataspan cable product line to service the extensive premise wiring requirements of Data Communications installations. The Data Span cable product line was terminated at the time the Company terminated the business of the Data Net Subsidiary.

     C. Intronet Division
        -----------------

     The Intronet Division's primary focus had been the design, installation and support of advanced computer networks in such specialty markets as large college campuses and industrial facilities which require network hubbing integrated with fiber and copper cabling. Because of the significant and continuing losses in the Intronet Division's business, management decided in the fourth quarter of Fiscal 1996 to terminate operations at the Intronet Division. The Company assimilated the regional area and certain customers serviced by the Intronet Division into the Company's core business and closed the Intronet Division in Waltham, Massachusetts in December, 1996.

     Intersegment sales were not material. No single customer accounted for 10% or more of the Company's sales. General corporate assets principally consisted of cash, deferred taxes and other assets.

     Interest  income  and  non-cash   items,   other  than   depreciation   and
     amortization, were not material. Taxes are done on a consolidated basis and are not analyzed on a segment basis.

       Financial information by business segments is as follows:



                   Net       Income From                 Depreciation  Capital
                 Customer     Business     Identifiable       and      Expendi-
                  Sales       Segments        Assets     Amortization   tures
                  -----       --------        ------     ------------  --------

1995
----

DCI            $10,292,270   $ (130,503)   $ 5,078,394   $ 1,440,122  $  559,870
Data Net        13,256,700   (3,154,307)     3,965,641        57,757     268,881
Intronet
Division         6,503,400   (1,811,110)     1,172,600        40,325          -
               -----------  -----------    -----------   -----------  ----------
Consolidated   $30,052,370  $(5,095,919)   $10,216,635   $ 1,538,204  $  828,751
               ===========  ===========    ===========   ===========  ==========

1994
----

DCI            $ 9,553,737  $  253,337     $ 6,541,412   $ 1,047,900  $  822,460
Data Net        15.808,008   ( 896,763)      6,979,873       214,578     142,362
Intronet
Division                 -           -               -             -           -
               -----------  ----------     -----------   -----------  ----------
Consolidated   $25,361,745  $( 643,426)    $13,521,285   $ 1,262,478  $  964,822
               ===========  ==========     ===========   ===========  ==========

1993
----

DCI            $ 8,939,473  $  822,145     $ 6,431,211   $ 1,000,543  $4,944,661
Data Net        21,962,271    (616,155)      7,420,606       173,813     336,621
Intronet
Division                 -           -               -           -            -
               -----------  ----------     -----------   -----------  ----------
Consolidated   $30,901,744  $  205,990     $13,851,817   $ 1,174,356  $5,281,282
               ===========  ===========    ===========   ===========  ==========



(9) Unusual Charges

     During the quarter ended October 31, 1994, management made a decision to eliminate its stocking position in certain data communication equipment. As a result, the Company incurred an unusual charge of $846,527 to write down certain inventories of data communication electronics at the Company's Data Net Subsidiary to net realizable value.

     During the quarter ended October 31, 1993, the Company incurred an unusual charge of $700,866 to write down certain inventories of data communication electronics at the Company's Data Net Subsidiary to net realizable value. This charge was reflected in cost of equipment sold in the Fiscal 1993 consolidated statement of operations and had been reclassified to unusual charges to conform with the Fiscal 1994 classification.



                                DELTA COMPUTEC INC.

                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994




Allowance for Doubtful Accounts
-------------------------------

                       Balance         Charged     Charged                    Balance
                     Beginning        to costs    to other   Net Amounts       End of
                     of Period    and Expenses    Accounts   Written Off       Period
                     ---------    ------------    --------   -----------       ------

Year ended October 31, 1995:

                  $ 193,238        $ 631,701       $ -      $ (172,416)   $ 652,523
                  =========        =========       ====     ===========   =========

Year ended October 31, 1994:

                  $ 106,819        $ 144,181       $ -      $ (57,762)    $ 193,238
                  =========        =========       ====     ==========    =========

Year ended October 31, 1993:

                   $ 26,535        $ 103,229       $ -      $ (22,945)    $ 106,819
                   ========        =========       ====     ==========    =========


Allowance for Obsolete Inventory
--------------------------------

                       Balance         Charged     Charged                    Balance
                     Beginning        to costs    to other   Net Amounts       End of
                     of Period    and Expenses    Accounts   Written Off       Period
                     ---------    ------------    --------   -----------       ------

Year ended October 31, 1995:

                  $ 671,711           $ -          $ -          $ -       $ 671,711
                  =========           ====         ====         ====       ========


Year ended October 31, 1994:

                  $ 511,711        $ 846,527       $ -       $(686,527)   $ 671,711
                  =========        =========       ====      ==========   =========


Year ended October 31, 1993:

                  $ 99,696         $ 412,015       $ -          $ -       $ 511,711
                  ========         =========       ====         ====      =========



                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The statement originally written in Item 10 is deleted in its entirety, and the following is added in its place and stead.

                          DIRECTORS OF THE REGISTRANT

Year first
Elected
Director          Name and Background

1995 Alfred C. Engelfried, Director and Assistant Secretary, age 51, is the President and owner of Market Sense, Inc. ("Market Sense"), a management consulting organization located in Rochester, New York, a position he has held since 1986. Mr. Engelfried was elected a director of the Company in March, 1995. Prior to joining Market Sense, Mr. Engelfried was President of Fannon Metal Industries from 1976 to 1981.

1995 Michael A. Julian, Director and Secretary, age 49, is Vice-President Operations/Finance of JML Optical Industries, Inc. ("JML"), with which Joseph M. Lobozzo II and Michael E. McCusker, also directors and officers of the Company, are also associated. Mr. Julian is the brother-in-law of Mr. Lobozzo, and the brother of Joanne M. Lobozzo, the wife of Joseph M. Lobozzo II. Mr. Julian was elected a director in April, 1995. Mr. Julian has been associated with JML for over 15 years.

1988 Joseph M. Lobozzo II, Director and Chairman of the Board of Directors, age 51, is the Chairman and Chief Executive Officer of JML, a manufacturer, designer and importer of precision optical systems. Messrs. Julian and McCusker, also directors and officers of the Company, are also associated with JML. Mr. Lobozzo founded JML and has been affiliated with JML for over 24 years. Mr. Lobozzo is a general partner of several real estate partnerships and has affiliations, including several directorships, with a variety of professional and civic organizations, including FNB Rochester Corp, a publicly-traded corporation, and the Greater Rochester United Way. Mr. Lobozzo received his B.S. degree in physics from the City University of New York. As of October 31, 1995 and as of the date of filing this Amendment No. 1 to 1995 Form 10-K, Mr. Lobozzo was considered to be, and continues to be considered to be, a controlling person of the Company. (See "Principal Shareholders" in Item 12 and "Control of the Company", "Certain Transactions - Lobozzo Transactions" in Item 13).

1995 Michael McCusker, Director and Assistant Secretary, age 49, is Senior Vice-President of JML, with which Messrs. Lobozzo and Julian, also directors and officers of the Company, are also associated. Mr. McCusker was elected a director in April, 1995. Mr. McCusker has been associated with JML for over 18 years.

     As reported in the 1996 Form 10-K Report: (a) Messrs. Engelfried, Julian, Lobozzo and McCusker continue as directors of the Company as of the date of filing this Amendment No. 1 to 1995 Form 10-K; (b) John T. Smith was added to the Board of Directors during Fiscal 1997 to fill a vacancy then existing on the Board of Directors; and (c) Lobozzo and Joanne Lobozzo are now each considered to be controlling persons of the Company.

     The Board of Directors held eleven (11) meetings during Fiscal 1995. Each incumbent director attended at least 75% of the total number of such Board meetings and Board Committees on which he served which were held during his term of office.

     The Board of Directors has standing Audit and Compensation Committees. Following the resignation of prior directors who had been members of those committees during Fiscal 1995, no replacements were made to fill those vacancies and no meetings were held of those committees. Although the Company has no standing Nominating Committee, the Board of Directors will consider director nominees recommended by shareholders. In December, 1995, the Board designated an Executive Committee which, at its outset, constituted the then entire Board of Directors.

     The Audit Committee recommends the selection of, and confers with, the Company's independent accountants regarding the scope and adequacy of annual audits; reviews reports from the independent accountants; and meets with such independent accountants and with the Company's internal auditors and financial personnel to review the adequacy of the Company's accounting principles, financial controls and policies. The sole current member of the Audit Committee is Mr. Lobozzo. The Audit Committee held no meetings during Fiscal 1995.

     The Compensation Committee reviews the Company's compensation philosophy and programs, and exercises authority with respect to the payment of direct salaries and incentive compensation to directors and officers; loans to, or guarantees of, obligations of such persons and some employee loans; and the administration of the stock option plans of the Company. The sole current member of the Compensation Committee is Mr. Lobozzo. The Compensation Committee held no meetings during Fiscal 1995. During the portion of each fiscal year in which each director served as a director, each director participated in deliberations concerning executive officer compensation when such topics were considered by the Board.

     The Executive Committee was formed in December, 1995, following the close of Fiscal 1995. The Executive Committee has such authority as is granted by the Business Corporation Law of the State of New York. In addition, the President and Chief Operating Officer is authorized to deal with any member of the Executive Committee for advice and assistance as required or deemed appropriate. As of the date of filing this Amendment No. 1 to 1995 Form 10-K, the current members of the Executive Committee are Messrs. Engelfried, Julian, Lobozzo and McCusker.


                       EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth the identities and positions of each of the executive officers of the Company, as of October 31, 1995:

                                                                   Year First
Officer's Name          Age        Position with the Company        Elected

John DeVito             39         President and Chief Operating
                                   Officer                            1995

Joseph M. Lobozzo II    52         Director and Chairman of the
                                   Board of Directors                 1988

Michael Julian          49         Director and Secretary             1995

Alfred C. Engelfried    52         Director and Assistant Secretary   1995

Michael McCusker        50         Director and Assistant Secretary   1995

Walter T. Struble       41         Acting Chief Financial Officer &
                                   Acting Chief Accounting Officer    1995

Mary Metrick            48         Assistant Secretary                1995

     Mr. DeVito has been associated with the Company, or one or more of its affiliates, and with one of the Company's predecessors in interest, R & M Associates, since 1978. During his tenure with R&M Associates and the Company, Mr. DeVito has held various positions including: National Field Service Manager, Director of Operations, Vice President of Operations and Vice President/General Manager. He is currently President and Chief Operating Officer of the Company.

     Mr. Struble became the Acting Chief Financial Officer and Acting Chief Accounting Officer of the Company following the resignation, in May, 1995, of Peter Smith, the Registrant's former Chief Financial Officer. He had been an employee of the Company since August, 1994 and, prior to then, was employed by Willcox and Gibbs. He passed away unexpectedly in December, 1995.

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

     The business experience of each of Messrs. Lobozzo, Engelfried, Julian and McCusker is set forth in "Directors of the Registrant", above. See also, "Control of the Company" and "Certain Transactions - Lobozzo Transactions", Item 13, below.

     In February, 1996, Frank Donnelly became the Chief Financial Officer and Chief Accounting Officer of the Registrant, and, in August, 1996, Edward Drohan was employed on a full-time basis as the Company's Vice President, Sales and Marketing, all of which was reported in the 1996 Form 10-K Report.

     There is no family relationship between any executive officer, director or person anticipated to be a nominee to become an executive officer or director, except that Mr. Lobozzo and Mr. Julian are brothers-in-law.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During Fiscal 1995, the following persons were directors, officers, or beneficial owners of more than 10 percent of any class of securities of the Registrant registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, who failed to file, on a timely basis, as disclosed upon a review of Forms 3 and 4 and amendments thereto furnished to the Company, reports required by Section 16(a) of the Exchange Act during Fiscal 1995 or prior Fiscal Years. John DeVito, 2 late reports and 2 unreported transactions.

Item 11. Executive Compensation

     The statement originally written in Item 11 is deleted in its entirety, and the following is added in its place and stead.

     The following table sets forth information with respect to the President and Chief Operating Officer, and each executive officer of the Registrant whose total annual salary and bonus for Fiscal 1995 exceeded $100,000.

                          Summary Compensation Table

                        Annual Compensation   Long-term Compensation
Name and
Principal         Fiscal                          Option          All other
Position          Year     Salary     Bonus(1)    (Shares)    Compensation(2)

L. Rodger Loomis  1995(3) $ 71,346  $    -           -               2,000
President and Chief
Executive Officer
from November, 1995 to
March, 1995

John DeVito       1995(3) $ 90,346  $ 8,767      100,000           $ 1,644
President and Chief
Operating Officer
from March, 1995 to
October, 1995

(1) Bonus pursuant to DeVito's Employment Agreement is set at 5% of the consolidated net income of the Company and its subsidiaries as reported on the Company's respective tax returns. The bonus for Fiscal 1995 was awarded on a basis other than as provided for in DeVito's Employment Agreement. DeVito's Employment Agreement was annexed as an Exhibit to the 1996 Form 10-K Report and is incorporated herein by reference.

(2) The All Other Compensation column would include any amount of the Company's match under the Delta Computec Inc. 401K Employee Retirement Plan, as provided for in that Plan. During Fiscal 1995, the Company made no matching contributions.

(3) Partial year. Mr. Loomis' employment terminated during Fiscal 1995. Mr. DeVito assumed his current position in Fiscal 1995.

     The following table shows, as to the current President and Chief Operating Officer, the Chairman of the Board of Directors and other executive officers of the Company, information concerning stock options granted in Fiscal 1995.

                        OPTIONS GRANTED IN FISCAL 1995

                                          Potential Realizable Value at
                                          Assumed Annual Rates of Stock Price
 Individual Grants                         Appreciation for Full Option Term

                                    % of
Total                               Grant                             Options
Date
            Options        Granted to         Exercise   Expiration    Present
            Granted       Employees in          Price       Date        Value
Name        (Shares)        Fiscal 1995     (per share)      ($)         ($)

DeVito         100,000        100%              $.50        6/7/00        -

Lobozzo(1)  11,440,475        100%(2)              -(3)     5/20/99       - (4)

(1) See Item 13, "Certain Transactions - Lobozzo Transactions", below.

(2) No similar options were granted to employees and the option grant was part of a financing transaction and not because the recipient was an officer or director. (See Item 13, "Certain Transactions - Lobozzo Transactions", below).

(3) The exercise price was an aggregate of $10.00 for all 11,440,475 common shares. The shares have since been issued in Fiscal 1997 to Lobozzo and Joanne Lobozzo. (See Item 13, "Certain Transactions - Lobozzo Transactions", below).

(4) The option was valued at an aggregate of $10 at the time of its issuance, believed to be the then fair market value of the option in view of, among other matters, the then financial condition of the Company. Neither the Company nor the optionholder believe that the value of the option changed significantly between the date of its issuance and October 31, 1995. As of October 31, 1995, the Company's common shares were quoted at $0.13 bid and $0.25 asked. Neither the Company nor the optionholder represent that the option, or the 11,440,475 common shares underlying the option, could be realized for a value equivalent to the bid and asked price in an arms'-length transaction.

     The following table shows aggregate option exercises in Fiscal 1995 and the fiscal year-end option values for the President and Chief Operating Officer, the Chairman of the Board of Directors and other executive officers of the Company.

                   AGGREGATE OPTION EXERCISES IN FISCAL 1995
                      AND OCTOBER 31, 1995, OPTION VALUES

     No options were exercised in Fiscal 1995. The Company believes that there were no in-the-money options outstanding at October 31, 1995, since, as noted in footnote (4) to the above-referenced table, the option to purchase 11,440,475 common shares issued to Lobozzo in May, 1995, for an aggregate of $10.00, was believed to be the then fair market value of that option in view of, among other matters, the then financial condition of the Company. Neither the Company nor the optionholder believe that the value of the option changed significantly between the date of its issuance and October 31, 1995.

EMPLOYMENT AGREEMENTS

     As reported in the 1996 Form 10-K Report, the Company has entered into a letter employment agreement (the "DeVito Employment Agreement") with John DeVito ("DeVito"), the President and Chief Operating Officer of the Company, dated October 23, 1995, pursuant to which DeVito will serve as the President and Chief Operating Officer of the Company through November 1, 1998. The provisions of the DeVito Employment Agreement are fully described in the 1996 Form 10-K Report, and the DeVito Employment Agreement was annexed as an Exhibit to the 1996 Form 10-K Report.

     As reported in the 1996 Form 10-K Report, during Fiscal 1995, the Company terminated employment agreements with three former employees: L. Rodger Loomis, the former President, Treasurer, Director, Chairman of the Board of Directors, Chief Executive Officer and Chief Operating Officer of the Company; Ronald Bulger, the former head of the Company's Intronet Division, formed in November, 1994, upon the Intronet Acquisition and the former President of Intronet, Inc.; and Robert Tripi, a former employee of the Company associated with the Intronet Division, and a former Vice President of Intronet, Inc. Mr. Tripi, through a corporation formed by Mr. Tripi, has entered into a consulting agreement with the Company whereby Mr. Tripi and his corporation assist the Company with a portion of the operations, as well as with certain projects, related to its core business.

INCENTIVE STOCK OPTIONS

     On November 1, 1983, the Company adopted an incentive stock option plan pursuant to Section 442A of the Internal Revenue Code. The incentive stock option plan was amended, effective September 28, 1985, again amended effective January 1, 1987, and was thereafter restated in its entirety effective March 23, 1987, and was further amended by the shareholders at the 1992 and 1993 Annual Meetings to increase the number of common shares covered by the Incentive Plan to 600,000 common shares (such Incentive Plan, as initially adopted and as amended and restated to date, is herein referred to as the "Incentive Plan"). Under the Incentive Plan, the Company's Stock Option Committee, which is designated by the Board of Directors and currently consists solely of Lobozzo, may grant options to key employees to purchase up to an aggregate of 600,000 common shares. Such options expire 5 years from the date of the grant. Pursuant to law, the exercise price of the options will be equal to the fair market value of the common shares on the date when the option is granted, except that employees owning greater than ten percent (10%) of the issued and outstanding common shares of the Company are only eligible for grants under the Incentive Plan if the exercise price is 110% of such fair market value and if the term of the option is not more than 5 years. A purpose of the Incentive Plan is to assist the Company in attracting and holding valuable employees by providing those employees with incentives to foster the growth of the Company. As of October 31, 1995, options under the Incentive Plan covering an aggregate of 230,500 common shares had been issued and were outstanding. No exercises of stock options occurred in Fiscal 1995. Of the 600,000 common shares authorized to be issued under the Company's Incentive Plan, options for 228,150 common shares have been exercised. During Fiscal 1995, DeVito was granted an option to purchase 100,000 common shares for a five-year period at the then fair market value of the Company's common shares, or, $0.50 per common share.

NON-QUALIFIED STOCK OPTIONS

     Effective September 28, 1985, the Company established a Non-Qualified Stock Option Plan to be available to members of the Board of Directors who are not otherwise employees of, or subject to, written employment or consulting agreements with, the Company (the "Non-Qualified Plan"). The Non-Qualified Plan is separate from, and in addition to, the Incentive Plan, and is administered by the Stock Option Committee. The Non-Qualified Plan provides that: (1) no individual is eligible to receive any option unless such individual has been a member of the Board of Directors for a period of at least one year and also has been designated as eligible for such receipt by the Stock Option Committee; (2) the maximum number of common shares which each eligible director will be able to acquire is 30,000; (3) the maximum aggregate number of common shares available to eligible directors is 100,000; (4) no option granted will be exercisable for a period of one year from the date such option is granted; and (5) the option rights available to an eligible director will have a life of 5 years from the date granted. As of October 31, 1995, there were no options outstanding, and no options had been exercised during Fiscal 1995. No options under the Non-Qualified Plan have been issued or exercised since the commencement of Fiscal 1995. No options are outstanding under the Non-Qualified Plan as of the date of this Amendment No. 1 to 1995 Form 10-K.

              Long-Term Incentive Plans Awards In Last Fiscal Year

     The Company is in the process of finalizing its Long-Term Incentive Plan. Consequently, no awards have been made.

COMPENSATION OF DIRECTORS

     The Company pays each non-employee director $250 per each Board Meeting attended by the director. During Fiscal 1995, no fees were paid to any non-employee directors, all of which fees were waived.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The statement originally written in Item 12 is deleted in its entirety, and the following is added in its place and stead.

                            PRINCIPAL SHAREHOLDERS

     The following table sets forth as of October 31, 1995, certain information concerning the Company's common shares held by: (i) each shareholder known by the Company to own beneficially, or of record, more than 5% of the Company's common shares, the only voting class of the Company's securities; (ii) each director, and each nominee for director, of the Company; and (iii) all directors and officers of the Company as a group. (1)

Name and address              Amount and Nature of     Percent of
Beneficial Owner(2)           Beneficial Ownership     Shares (3)

Joseph M. Lobozzo II (4)
c/o JML Optical Industries, Inc.        15,499,575          79.26
690 Portland Avenue
Rochester, NY  14620

Michael A. Julian (5)
c/o JML Optical Industries, Inc.            23,000            .33
690 Portland Avenue
Rochester, NY  14620

Michael E. McCusker (6)
c/o JML Optical Industries, Inc.            10,000            .15
690 Portland Avenue
Rochester, NY  14620

Alfred C. Engelfried (7)
366 White Spruce Blvd.                           0              0
Rochester, NY  14623

John DeVito (8)
900 Huyler Street                          343,500           4.87
Teterboro, NJ  07608

Willcox & Gibbs, Inc. (9)                1,000,000          14.68

Mary Metrick                                 5,000            .07

All Directors and
Officers as a Group                     15,881,075          80.19
(6 persons) (10)

1. After the close of Fiscal 1995, several transactions occurred involving several of the persons listed hereafter. Reference is made to "Control of the Company", "Certain Transactions - Lobozzo Transactions", and "Certain Transactions - Willcox & Gibbs Transactions", in Item 13.

2. After the close of Fiscal 1995, certain other transactions occurred which may require information to be provided by other persons for future reports, as follows: Joanne M. Lobozzo, the wife of Joseph M. Lobozzo II (See "Certain Transactions - "Control of the Company" and "Lobozzo Transactions" in Item 13), and John DiProsa (See "Certain Transactions - Lobozzo Transactions" in Item 13).

3. The percentages shown on the table are based on 6,811,575 of the Company's common shares issued and outstanding on October 31, 1995, and include common shares which may be acquired by the referenced shareholder within 60 days through the exercise of options to purchase common shares, but such common shares are not included in calculating the percentage of common shares beneficially owned by any other shareholder, except for the percentage of shares applicable to Lobozzo, as to which the number of common shares issued and outstanding is calculated at 19,556,400 common shares, and for the designation "All Directors and Officers as a Group", as to which the number of common shares outstanding is calculated at 19,556,400 common shares plus common shares issuable upon exercise of options to persons named in the table other than those issuable to Lobozzo, for an aggregate of 247,500 additional common shares, for a total of 19,803,900 common shares. Also includes options committed to be issued to Mr. DeVito pursuant to the DeVito Employment Agreement, but not issued as of October 31, 1995. Does not include other options issued after the close of Fiscal 1995. Unless otherwise indicated, each shareholder shown on the table has sole voting and investment power with respect to the Common Shares beneficially owned by such shareholder.

4. Includes as of October 31, 1995: 1,999,750 common shares held in Mr. Lobozzo's sole name; 1,304,350 common shares reserved for issuance upon exercise of the 1992 Lobozzo Option Agreement issued concurrently with the Lobozzo Debenture originally issued by the Company to Mr. Lobozzo on October 28, 1992, and amended and restated on February 16, 1995, and on February 20, 1997; and 11,440,475 common shares reserved for issuance upon exercise of the May 1995 Lobozzo Option, which 11,440,475 common shares were issued after the close of Fiscal 1996. (See Item 13). As of October 31, 1995, includes 435,000 common shares held in the name of JML, of which Mr. Lobozzo is the chairman, chief executive officer and principal shareholder. Includes 20,000 common shares held by Joanne Lobozzo and 300,000 common shares held by Mr. Lobozzo's three adult children as to all of which Mr. Lobozzo disclaims voting power and beneficial ownership. The number of common shares held by Mr. Lobozzo, Joanne Lobozzo and their three adult children changed after the close of Fiscal 1995. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in Item 13).

5. Includes 12,500 common shares held jointly with Mr. Julian's spouse and 1,000 common shares held by his wife and minor son, jointly. Does not include any common shares owned by JML of which Mr. Julian is an officer and minority shareholder, all of which common shares are included in the calculation relating to Mr. Lobozzo in Note 4 above, 1,000 common shares owned by his adult daughter, or 6,900 common shares owned by his adult son, who is also an employee of JML. The number of common shares held by Mr. Julian and his wife changed after the close of Fiscal 1995. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in Item 13).

6. Does not include any common shares owned by JML of which Mr. McCusker is an officer and minority shareholder, all of which common shares are included in the calculation relating to Mr. Lobozzo in Note 4 above. The number of common shares held by Mr. McCusker and his wife changed after the close of Fiscal 1996. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in
Item 13).

7. The number of common shares held by Mr. Engelfried and his wife changed after the close of Fiscal 1995. (See "Certain Transactions - Lobozzo Transactions", in
Item 13).


8. Includes options to purchase 100,000 common shares agreed to be issued pursuant to the DeVito Employment Agreement executed during Fiscal 1995, of which options to purchase 78,000 common shares were issued in Fiscal 1997, and options for an additional 22,000 common shares remain to be issued, gifts from Lobozzo during Fiscal 1995 of 80,000 common shares and 20,000 common shares in the name of DeVito and DeVito's spouse, respectively, an additional 1,000 common shares owned by DeVito's spouse and options, as of October 31, 1995, to purchase 142,500 common shares pursuant to the Incentive Plan, of which an option to purchase 7,500 common shares at $.75 per share expired, unexercised, on December 4, 1996, and an option to purchase 25,000 common shares at $1.00 per share expired on September 18, 1997. During Fiscal 1996, options under the Incentive Stock Option Plan to purchase 25,000 common shares were voluntarily surrendered by DeVito and an option to purchase 10,000 common shares was issued to Mr. DeVito. See "Certain Transactions - Lobozzo Transactions, in Item 13, "Employment Agreements" and "Incentive Stock Options", in Item 11.

9. Includes 1,000,000 common shares registered in the name of "Willcox & Gibbs Data Net, Inc., and Dataspan Systems, Inc. Jt Ten", which organizations, under amended names, are wholly-owned subsidiaries of Willcox & Gibbs. (See "Certain Transactions - Willcox and Gibbs Transactions", in Item 13).

10. As of October 31, 1995, there were 6,811,575 common shares outstanding. The figure of 15,881,075 includes the common shares to which reference is made in Notes 4, 5, 6, 7 and 8, above and assumes exercise of all options referred to therein. (See Note 3, above).

     As reported in the 1996 Form 10-K Report, following the close of Fiscal 1996, there was a change of control of the Company.

     As more fully described in the 1996 Form 10-K Report, during Fiscal 1997, Lobozzo transferred a portion of his common shares, half of certain debt obligations owed to him by the Company, as well as certain Option Agreements, to his wife, Joanne Lobozzo. This transaction was a portion of the transactions in which Lobozzo engaged with regard to the 1,519,750 common shares then owned by Lobozzo to which reference is made in Item 13, "Certain Transactions - Lobozzo Transactions", below. Lobozzo also transferred certain of his common shares to John DiProsa, who, as of the date of the transfer, became a holder of in excess of 5% of the outstanding common shares of the Registrant. Following the exercise of the Restated May, 1995 Lobozzo Options, Mr. DiProsa no longer held in excess of 5% of the outstanding common shares of the Registrant.

     As more fully described in the 1996 Form 10-K Report, in February, 1997, Lobozzo and Joanne Lobozzo each executed their Second Restated May 1995 Lobozzo Options to purchase 5,720,238 and 5,720,237 common shares, respectively, bringing their shareholdings in the Company to 6,730,113 and 5,815,112 common shares, respectively. The exercise of these Second Restated May 1995 Lobozzo Options brought the number of issued and outstanding common shares of the Company to 18,252,050 common shares.

     As a result of these transactions, Lobozzo and Joanne Lobozzo are each considered to be controlling persons of the Company as of the date of filing this Amendment No. 1 to 1995 Form 10-K.

Item 13. Certain Relationships and Related Transactions

     The statement originally written in Item 13 is deleted in its entirety, and the following is added in its place and stead.

                            CONTROL OF THE COMPANY

     As of October 31, 1995, Lobozzo had beneficial ownership of 2,754,750 common shares, or 40.44% of the then 6,811,575 common shares outstanding, either directly or thorough control of JML, or beneficially through the shareholdings of his wife and children (although Lobozzo disclaims beneficial ownership of the common shares owned by his wife and children). In addition, as of October 31, 1995, the Company had issued the Restated 1992 Lobozzo Option Agreement to Lobozzo which was exercisable into 1,304,350 common shares and the Restated May 1995 Lobozzo Option to purchase 11,440,475 common shares. If the Restated 1992 Lobozzo Option Agreement were fully exercised and if the Restated May 1995
Lobozzo Option had then been fully exercised, Lobozzo would then have had beneficial ownership of 15,499,575 Common Shares, or 79.26% of the outstanding common shares of the Company. The Company believes that Lobozzo was a control person of the Company as of October 31, 1995, and is a control person of the Company, as is Joanne Lobozzo, as of the date of filing of this Amendment No. 1 to 1995 Form 10-K. The change in control of the Company was reported in the February, 1997 Form 8-K Report.

                             CERTAIN TRANSACTIONS

Lobozzo Transactions

1. As reported in the 1996 Form 10-K Report, to assist in the completion of the Willcox & Gibbs Acquisition, Data Net and Lobozzo entered into a private placement of the Lobozzo Debenture due October 28, 1995, in the face amount of $600,001. The Lobozzo Debenture was later restated on February 16, 1995, to extend its term through January 31, 1998. The Lobozzo Debenture is guaranteed by a subordinated guaranty of the Company. The Company also issued to Lobozzo the 1992 Lobozzo Option Agreement, which 1992 Lobozzo Option Agreement was also amended to extend its term through January 31, 1998. Lobozzo waived the $200,000 payments due on January 31, 1996 and January 31, 1997, and the Lobozzo Debenture is now due in annual installments of $200,000, commencing January 31, 1998. The Lobozzo Debenture and the 1992 Lobozzo Option Agreement have each been amended and restated after the close of Fiscal 1996, to transfer half of each security to Joanne Lobozzo. (See Sections 10 through 17, below.)

2. As reported in the 1996 Form 10-K Report, on June 1, 1990, the Company issued a $1,000,000 fluctuating rate Non-Negotiable Subordinated Debenture due June 1, 1993 (the "Non-Negotiable Subordinated Debenture"), to Lobozzo, then a director of the Company, and to certain parties related to Lobozzo. The Non-Negotiable Subordinated Debenture was convertible into common shares at the conversion price of $.40 per share. The proceeds from the Non-Negotiable Subordinated Debenture were used to acquire R & M Associates in June, 1990. On December 23, 1992, all outstanding Non-Negotiable Subordinated Debentures were converted, all such Non-Negotiable Subordinated Debentures were cancelled, and on December 30, 1992, an aggregate of 2,500,000 common shares were issued, of which 2,093,750 common shares were issued to Lobozzo, an additional 300,000 common shares were issued to Lobozzo's children, and the balance were issued to various other parties.

3. As reported in the 1996 Form 10-K Report, in May, 1995, the Company and its wholly-owned subsidiaries Data Net (collectively, the Company and Data Net are referred to as the "Borrower") and SAI/Delta and, collectively with the Borrower, "DCI"), and the Borrowers' then commercial lender, NCFC, entered into a May, 1995 Letter Agreement (the "May, 1995 Letter Agreement") to provide for the Overadvance Facility which permitted the Borrower to borrow up to an additional $700,000 over the amount which would otherwise have been permitted by the Borrower to borrow from NCFC under the NCFC Credit Agreement then existing between the Borrower and NCFC. See Item 1, A, 6, (A) above). SAI/Delta was a guarantor of the Borrower's obligations with NCFC. The participation of NCFC in the Overadvance Facility was terminated on October 10, 1996, as a part of the NCFC Restructuring. (See Item 1, A, 4, above and Section 7, below). In May, 1997, the principal balance outstanding on the Overadvance Facility was paid in full, and the documents upon which it was based were terminated. The termination was reported in the April, 1997 Form 10-Q Report.

4. As reported in the 1996 Form 10-K Report, pursuant to the May, 1995 Letter Agreement, and in partial consideration for the Lobozzo Commitment, the Company issued to Lobozzo the May 1995 Lobozzo Option to purchase all of the Company's authorized, uncommitted, but unissued common shares upon payment of $10. In the event the core business of the Company (representing essentially the service business of the Company, but not including the business conducted by Data Net or the Intronet Division) was sold prior to May 20, 1996, then, at the option of the Company's Board of Directors, the May 1995 Lobozzo Option was cancelable (or if any common shares were issued in the event of exercise of the option, those common shares could have been repurchased by the Company at the exercise price) provided the Lobozzo portion of the Overadvance Facility was paid in full with interest plus an additional $100,000 payment. The core business of the Company was not sold by May 20, 1996, and this portion of the May, 1995 Letter Agreement thereafter became inapplicable. As of May 1, 1995, as of October 31, 1995 and as of the date of the filing of this Amendment No. 1 to 1995 Form 10-K, the Company had 20,000,000 common shares authorized, of which as of May 1, 1995, and October 31, 1995, 6,811,575 common shares were issued and outstanding. Pursuant to various stock option plans, an aggregate of 700,000 common shares have been reserved, of which, on May 1, 1995, 256,150 common shares had been issued, leaving a balance of 443,850 common shares reserved and unissued. The Company had also reserved 1,304,350 common shares for issuance upon exercise of the
Restated 1992 Lobozzo Option Agreement. The balance of the authorized, unreserved, but unissued common shares, or 11,440,475 common shares, were agreed to be reserved for issuance upon exercise of the option granted to Lobozzo by the May 1995 Lobozzo Option. The period during which the option granted by the May 1995 Lobozzo Option could be exercised was for four (4) years from May 20, 1995, through May 20, 1999. As noted in Item 12 above, assuming exercise of the Restated 1992 Lobozzo Option Agreement and the May 1995 Lobozzo Option, which has since been exercised, Lobozzo and Joanne Lobozzo could hold an aggregate of 13,849,575 common shares, or approximately 70.82% of the then issued common shares of the Registrant. (See "Control of the Company" and Sections 10 through 17, below).

5. In September, 1995, Lobozzo made gifts of an aggregate of 100,000 common shares to DeVito (80,000 common shares) and to Debra DeVito, DeVito's wife, (20,000) common shares.

6. During Fiscal 1995, and in December, 1995, following the close of Fiscal 1995, in addition to the Lobozzo Commitment and the advances made by Lobozzo to the Borrowers pursuant to the Overadvance Facility, Lobozzo and JML made the 1995 Additional Lobozzo Advances to the Company to enable the Company to take advantage of business opportunities which, without the 1995 Additional Lobozzo Advances, the Company would not have been able to engage in. The 1995 Additional Lobozzo Advances were entered into pursuant to a procedure whereby Lobozzo advanced to the Company funds to purchase specific products from vendors who would not do business with the Company except on a COD basis. At the times when the 1995 Additional Lobozzo Advances were made, the Company did not have a sufficient borrowing base on the NCFC Credit Agreement, including the Overadvance Facility, to make the required purchase of products on a COD basis. The funds which the Company obtained from the 1995 Additional Lobozzo Advances were then used to purchase products, and to resell immediately those products, to customers of the Company pursuant to existing purchase orders. The Company committed to repay the 1995 Additional Lobozzo Advances from the proceeds received from the customers at the time the customers paid for the products, and the profits from the sale of those products were divided, on an approximately 50/50 basis, between the Company and Lobozzo or JML. The procedure whereby the 1995 Additional Lobozzo Advances were made was agreed to by NCFC since NCFC then had a security interest in all of the assets of the Borrower. These 1995 Additional Lobozzo Advances have since been repaid in full.

7. NCFC Restructuring

     The original loan from NCFC to the Borrowers (the "Original NCFC Loan"), made pursuant to the NCFC Credit Agreement originally executed on April 1, 1994, was amended five times thereafter. (See Item 1, above). On October 10, 1996, the Registrant restructured its principal lending relationship with NCFC whereby a portion of the loan from NCFC was purchased by Lobozzo and the balance of the loan from NCFC to the Registrant was restructured as a term loan (collectively, the entire transactions are referred to as the "NCFC Restructuring"). The NCFC Restructuring Documents are each annexed to the Registrant's October, 1996 Form 8-K Report dated October 24, 1996. (See Item 1 A, 3). The documents whereby the NCFC Restructuring was accomplished are referred to as the "NCFC Restructuring Documents". The description of the NCFC Restructuring is qualified in its entirety by the NCFC Restructuring Documents.

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

     The Original NCFC Loan, as amended by the Forbearance Agreement and the Forbearance Amendments, as that Original NCFC Loan existed immediately prior to the NCFC Restructuring, provided the Registrant with the ability to borrow up to a maximum of $2,200,000 subject to the Registrant's complying with certain borrowing base requirements. Following, and as part of, the NCFC Restructuring, Lobozzo purchased from NCFC, and NCFC assigned to Lobozzo, a principal portion of the Original NCFC Loan in the amount of $1,449,816, together with additional interest costs and expenses requiring a payment by Lobozzo to NCFC of $1,544,661. Lobozzo purchased this portion of the Original NCFC Loan at face value, without discount. Pursuant to the Amended and Restated Credit Agreement between the Registrant and Lobozzo (the "Lobozzo Credit Agreement") and the Amended and Restated Promissory Note (the "Lobozzo Note"), Lobozzo granted to Registrant the "Lobozzo Loan", whereby: (a) Lobozzo agreed to increase the maximum amount which the Registrant could borrow from Lobozzo to $2,550,000; (b) Lobozzo decreased the interest rate which the Registrant was required to pay from the amount charged by NCFC which was 2 percent over prime rate (and an increased rate of 4 percent over prime rate in the event of maturity of the Original NCFC Loan, with rates of 3 percent over prime rate in the event NCFC ever permitted an overadvance of funds in excess of the Original NCFC Loan and a rate of 5 percent over prime rate in the event of a maturity of an overadvance of funds) to 1 3/4 percent over prime rate with regard to the entire Lobozzo Loan, with a rate of 3 3/4 percent over prime rate in the event of a maturity of the Lobozzo Loan; (c) Lobozzo agreed to supply the Lobozzo Loan for a period of 60 days with an intention to review the Lobozzo Loan during that period to possibly extend it for a longer period of time as opposed to the Original NCFC Loan as to which NCFC had agreed to forebear with regard to collection efforts, which Forbearance Period expired on October 10, 1996; (d) Lobozzo agreed to restructure the borrowing base to permit the Registrant to borrow up to 105% of eligible receivables from the previous maximum amount of 80% of eligible receivables; (e) Lobozzo removed certain financial covenant obligations of the Registrant as to which the Registrant had been in default under the Original NCFC Loan; and (f) Lobozzo agreed to take a reduced security position from that which NCFC had under the Original Loan Agreement, by entering into an Intercreditor Agreement with NCFC, whereby NCFC, with regard to the NCFC Term Loan, retained a first security position relative to the Registrant's "Spare Parts Inventory" and Lobozzo, with regard to the Lobozzo Loan, received by the Assignment and by an Amended and Restated General Security Agreement, a security interest subordinated to NCFC with regard to the Registrant's Spare Parts Inventory and a first security interest in all other assets of the Registrant. Lobozzo received a security interest in the Registrant's assets (subject to the Intercreditor Agreement) by the Amended and Restated General Security Agreement.

     The Registrant's lending agreement pursuant to the Lobozzo Loan was amended to, among other matters, extend the term of the lending agreement from December 10, 1996 to March 31, 1997, and this expiration date was subsequently further extended until April 30, 1997 and then to June 30, 1998. The terms of the Amended and Restated Credit Agreement between the Company and Lobozzo (the "Lobozzo Credit Agreement", as amended, which provides for the "Lobozzo Loan") provide that: (1) the maximum loan amount is $2,950,000, subject to increase under certain circumstances; (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be initially equal to 100% of the Eligible Receivables from and after June 7, 1997 and 130% for those Eligible Receivables, as defined in Section 2.1 of the Credit Agreement, as amended, which existed at June 6, 1997; (4) certain financial covenant obligations with which the Company was in default were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral with the pledged field spare parts being subordinated to the prior pledge to NCFC; (6) for any loans provided in excess of the available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and (7) payment is due on June 30, 1998. In February, 1997, Lobozzo transferred to Joanne Lobozzo half of his interest in the Lobozzo Loan.

     As reported in the Registrant's July, 1997 Form 10-Q Report, on September 12, 1997, the Lender agreed to raising the maximum Loan amount of the Lobozzo Loan from $2,950,000, as included in the Lobozzo Credit Agreement, as amended, to a level that will accommodate the Company's anticipated revenue growth associated working capital needs, provided that: (1) the Company shall meet its operating budget targets as approved from time to time by its Board of Directors; and (2) the Company's Loans in excess of the available Borrowing Base shall not exceed $700,000 for the period October 1, 1997 to December 31, 1997 and $400,000 for the period January 1, 1998 to June 30, 1998. This letter containing the aforesaid provisions was filed as an Exhibit to the July, 1997 Form 10-Q Report. (See Section 17, below).

     As reported in the July, 1997 Form 10-Q Report, on September 11, 1997, in connection with a request to a surety company to provide performance and payment bonds to the Company totalling $1,000,000, singularly or in an aggregate amount, Lobozzo signed a letter by which he agreed to provide collateral in the amount of 25% of the awarded contract amount to facilitate the possible issuance of performance and payment bonds for the Company. Lobozzo's commitment pursuant to this letter is in addition to the Total Lobozzo Credit Facilities (as herein defined). This letter was filed as an Exhibit to the July, 1997 Form 10-Q Report.

     The balance of the Original NCFC Loan was converted by NCFC to a five-year Term Loan ("Term Loan") in the face amount of $750,000 by an Amended and Restated Promissory Note ("NCFC Note"). The Term Loan provides for interest at one percent over prime rate and requires payment of interest only for the five years of the Term Loan with a payment of all principal five years after the date of issuance of the Term Loan. The Term Loan provides that if any prepayment of the Term Loan is made during the thirteenth through the thirty-sixth months, a Quarterly Prepayment Premium (as defined in the NCFC Note) of $25,000 per quarter (up to a maximum of $200,000) is required to be paid by the Registrant. No prepayment premium is required for a prepayment prior to the thirteenth month or after the thirty-sixth-month. The Term Loan is secured by the Spare Parts Inventory of the Registrant pursuant to an Amended and Restated Security Agreement. The Company has been in compliance with this ratio requirement for all periods since inception of the Term Loan. As of the date of filing this Amendment No. 1 to 1995 Form 10-K, no principal payments have been made on the Term Loan.

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

     In the event the Term Loan is repaid in full prior to the thirteenth month of the Term Loan (which, as of the date of filing this Amendment No. 1 to 1995 Form 10-K, did not occur), the Pledged Shares would be returned to Lobozzo (and, if ever issued, the DCI Warrant would be cancelled, or, if ever issued, the assignment of the NCFC Option would be cancelled). During the period from the thirteenth month through the end of the thirty-sixth month of the Term Loan, the Term Loan can be repaid, in whole or in part, but the Quarterly Prepayment Premiums referred to above, will be applicable. In the event of a partial prepayment of the NCFC Note at any time prior to the end of the thirty-sixth month, subsequent Quarterly Prepayment Premiums will be reduced on a pro rata basis, and the total amount of NCFC Shares to which NCFC will have acquisition rights will also be reduced proportionately.

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

      The Registrant and Lobozzo agreed to amendments of certain loan agreements between the Registrant and Lobozzo to effectuate reductions of the interest rate payable on those loan agreements and to change other provisions of those loan agreements.

      The annual interest rate applicable to: (i) the Lobozzo Commitment contained in the May, 1995 Letter Agreement; and (ii) the 1996 Additional Lobozzo Advances, were each originally charged at the same rate of interest as charged by NCFC with regard to the former NCFC Credit Agreement which, prior to the assignment of that agreement from NCFC to Lobozzo on October 10, 1996, were three percent (3%) over the prime rate of NCFC, and five percent (5%) over the prime rate of NCFC in the event of maturity, by acceleration or otherwise.

      By a document entitled Amendment No. 1 to the Lobozzo Credit Agreement, which was annexed as an Exhibit to the Form 8-K Report filed on November 25, 1996, Lobozzo and the Registrant and Data Net agreed that, from and after October 10, 1996, the interest rate applicable to both the Lobozzo Commitment and the 1996 Additional Lobozzo Advances would be reduced to one and three quarters of one percent (1 and 3/4%) per annum over the Prime Rate (defined as the highest prime rate published from time to time in the "Money Rates" column of the Wall Street Journal, or any successor publication, as it may change from time to time, based on a 360 day year), and to three and three quarters of one percent (3 and 3/4%) over the Prime Rate in the event of maturity, by acceleration or otherwise. These are the same interest rates as are paid by the Registrant to Lobozzo under the Lobozzo Credit Agreement. The Lobozzo Credit Agreement was entered into between Lobozzo and the Registrant and Data Net simultaneously with the assignment to Lobozzo of the NCFC Credit Agreement.

      By Amendment No. 1 to the Lobozzo Credit Agreement, the Registrant and Lobozzo also agreed to amend the definition of "Borrowing Base" as to which "Loans" (as those terms are defined in the Lobozzo Credit Agreement) could be made to the Registrant under the Lobozzo Credit Agreement, to increase the Borrowing Base available to the Registrant from the applicable portion of the Registrant's eligible receivables to include one hundred percent (100%) of any positive cash balance per books as shown by the internal records of the Registrant relative to the operating account of the Registrant maintained at Manufacturer's & Traders Trust Company (the "M&T Account"), together with any checks or instruments of payments in the possession of either the Registrant, or NCFC, and in transit for deposit to the M&T Account. By Amendment No. 1 to the Lobozzo Credit Agreement, Lobozzo also waived any non-compliance which may have existed with regard to the Borrowing Base for the period between October 10, 1996, and November 18, 1996, the date of Amendment No. 1 to the Lobozzo Credit Agreement.

9. Amendment No. 2 to October 1996 Lobozzo Credit Agreement.

      On December 10, 1996, the Registrant and Lobozzo amended the Lobozzo Credit Agreement to extend the maturity date from December 10, 1996, to March 31, 1997, to provide for reductions in the Total Available Borrowing Base (as that term is defined in the Lobozzo Credit Agreement) for the months of January, February and March, 1997, and to provide that if the Overbase Amount, consisting of the amount of Loans outstanding from time to time exceed the Borrowing Base by $300,000, then no checks will be written on the Borrower's M&T Account other than by Michael Julian, the Registrant's Secretary, or Michael McCusker, the Registrant's Assistant Secretary. By Amendment No. 2 to the Lobozzo Credit Agreement, which was annexed as an Exhibit to the February, 1997 Form 8-K Report, Lobozzo also waived any non-compliance with regard to the Borrowing Base through the date thereof.

10. December 30, 1996, Lobozzo transfers.

      As of December 30, 1996, Lobozzo made certain transfers (the "December 1996 Transfers") of certain of the Company's common shares which he held on that date by gifts to certain family members, and by sales to certain other persons. Prior to the December 1996 Transfers, Lobozzo held in his own name an aggregate of 1,999,750 common shares of the Company, 480,000 of which were the Pledged Shares represented by a certificate pledged to, and held by, NCFC as part of the NCFC Restructuring.

      Of the 1,519,750 remaining common shares, Lobozzo transferred an aggregate of 600,000 common shares to his three children and 74,875 common shares to Joanne Lobozzo. Lobozzo also sold an aggregate of 750,000 common shares to, among other persons, three directors and officers of the Company as follows:
Alfred C. Engelfried (jointly with his wife), 50,000 common shares; Michael Julian (jointly with his wife), 25,000 common shares and Michael McCusker (jointly with his wife) 25,000 common shares. Lobozzo also sold 635,000 common shares to John DiProsa, who thereafter became a holder of in excess of 5% of the issued and outstanding common shares of the Company. (See "Principal Shareholders" in Item 12, above). Following the exercise of the Second Restated May 1995 Lobozzo Option Agreements, Mr. DiProsa ceased to be a holder of 5% of the issued and outstanding common shares of the Company. Following the December 1996 Transfers, Lobozzo held in his own name, in addition to the 480,000 Pledged Shares, 94,875 common shares, the same number then held by Joanne Lobozzo.

11. Amendment No. 3 to October, 1996 Lobozzo Credit Agreement.

      (a) In February, 1997, Lobozzo transferred to Joanne Lobozzo half of Lobozzo's interest in all lending obligations of the Company to Lobozzo, and half of all option agreements between the Company and Lobozzo (the "February, 1997 Transfers"). The February, 1997 Transfers were made pursuant to Amendment No. 3 to the Lobozzo Credit Agreement, whereby Lobozzo transferred to Joanne Lobozzo half of the following debt securities: (i) the Lobozzo Debenture in the face amount of $600,001, $300,000.50 of which was transferred to Joanne Lobozzo;
(ii) the Lobozzo Commitment in the amount of $400,000, $200,000 of which was transferred to Joanne Lobozzo; (iii) the 1996 Additional Lobozzo Advances, in the face amount of $633,600 as of October 10, 1996, $316,800 of which was transferred to Joanne Lobozzo; (iv) the Lobozzo Credit Agreement which then established the Lobozzo Loan in the maximum amount of $2,550,000, $1,275,000 of which was transferred to Joanne Lobozzo; and (v) the Overbase Loans, half of which were transferred to Joanne Lobozzo (collectively, the "Total Lobozzo Credit Facilities").

      (b) By Amendment No. 3 to the Lobozzo Credit Agreement, Lobozzo also transferred to Joanne Lobozzo half of the following securities: (i) the Restated 1992 Lobozzo Option Agreement to purchase 1,304,350 common shares, of which a Second Amended and Restated 1992 Option Agreement was entered into which entitled Joanne Lobozzo to purchase 652,175 common shares; and (ii) the Restated May, 1995 Lobozzo Option which entitled Lobozzo to purchase up to 11,440,475 common shares for an aggregate of $10, of which a Second Restated May, 1995 Lobozzo Option was entered into which entitled Joanne Lobozzo to purchase up to 5,720,237 common shares for $5 and entitled Lobozzo to purchase the balance of 5,720,238 common shares for $5.

      (c) By Amendment No. 3 to the Lobozzo Credit Agreement, Lobozzo also transferred to Joanne Lobozzo the right to receive half of the 480,000 Pledged Shares which are ever returned by NCFC pursuant to the October 10, 1996 Pledge Security Agreement, from the pledge by NCFC, and Joanne Lobozzo agreed to provide half of any additional common shares which Lobozzo might ever be required to transfer to NCFC in the event of a default under the NCFC Restructuring. Amendment No. 3 to the Lobozzo Credit Agreement was annexed as an Exhibit to the February, 1997 Form 8-K Report.

12. Exercise of Amended and Restated 1995 Lobozzo Option

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

13. Amendment No. 4 to October, 1996 Lobozzo Credit Agreement

     By Amendment No. 4 to the Lobozzo Loan, Lobozzo and Joanne Lobozzo agreed to amend the Lobozzo Credit Agreement to extend the Maturity Date and to revise the factors for Eligible Receivables (as those terms are defined in the Lobozzo Credit Agreement) for the month of April, 1997. Amendment No. 4 to the Lobozzo Credit Agreement was annexed as an Exhibit to the February, 1997 Form 8-K Report.

14. Amendment No. 5 to October, 1996 Lobozzo Credit Agreement

     By Amendment No. 5 to the Lobozzo Credit Agreement, the Maturity Date of the Lobozzo Loan was extended to June 30, 1998. Amendment No. 5 to the Lobozzo Loan was annexed as an Exhibit to the April, 1997 Form 10-Q Report.

15. Amendment No. 6 to October, 1996 Lobozzo Credit Agreement

      In  May,  1997,  the  principal  balance  outstanding  on the  Overadvance
Facility was paid in full, and the documents upon which it was based were terminated. On June 9, 1997, by Amendment No. 6 to the Lobozzo Credit Agreement, a copy of which was annexed to the April, 1997 Form 10-Q Report, the Company and the Lender agreed to further amend the Lobozzo Credit Agreement in the following respects: (a) the maximum amount was increased from $2,550,000 to $2,950,000;
(b) the Company was permitted to borrow up to 100% of Eligible Receivables (as defined in the Lobozzo Credit Agreement) against all Eligible Receivables which come into existence from and after June 7, 1997 and the Company was further permitted to borrow up to 130% of Eligible Receivables for Eligible Receivables which existed as of June 6, 1997; and (c) effective June 7, 1997, the rate of interest on all loans provided by the Lender which shall exceed the available Borrowing Base (or "Excess Borrowing Base Loans", as defined in the Lobozzo Credit Agreement) was increased to five percent (5%) over Prime Rate (as defined in the Lobozzo Credit Agreement). The interest rate applicable to all principal amounts under the Lobozzo Loan which are within the available Borrowing Base remain at one and three quarters of one percent (1 and 3/4%) over Prime Rate, and the interest rate on the Lobozzo Loan in the event of maturity, by acceleration or otherwise, remains at three and three quarters of one percent (3 and 3/4%) over Prime Rate.

16. Amendment No. 7 to October, 1996 Lobozzo Credit Agreement

      By Amendment No. 7 to the Lobozzo Credit Agreement, the Lobozzo Credit Agreement was amended: (a) to provide for "Operating Budget Targets" to be prepared by management of the Borrower and as approved by the Board of Directors and the Lender from time to time: and (b) to provide that the maximum loan amount would be $2,950,000, and from October 1, 1997 through December 31, 1997, up to $3,650,000, and from January 1, 1998 through June 30, 1998, up to $3,350,000, provided in each instance that the Company meets it Operating Budget Targets. The Lender also waived any non-compliance with regard to the Borrowing Base through the date of Amendment No. 7.

17. Restatement of Lobozzo Credit Agreement Documents

      As of October 31, 1997, the Lobozzo Credit Agreement, which had been amended seven times, and several of the documents executed simultaneously with, and as part of the transaction involving, the Lobozzo Credit Agreement (the Promissory Note, General Security Agreement of the Company and Data Net, the Unlimited Continuing Guaranty of SAI/Delta and the General Security Agreement of SAI/Delta) were restated to incorporate in one set of documents the changes made by the seven previous amendments. All restated documents are annexed as Exhibits to this Amendment No. 1 to 1995 Form 10-K.

CONSULTING TRANSACTIONS

      Alfred C. Engelfried, who has served as a director of the Company since March, 1995, has been a consultant for the Company since November, 1993. As a consultant, Mr. Engelfried's consulting fees aggregated $69,102 in Fiscal 1995. A portion of Mr. Engelfried's consulting fees, in the amount of approximately $36,149 for services performed during Fiscal 1995, remained unpaid at October 31, 1995. As of October 31, 1997, the Registrant was indebted to Mr. Engelfried in the amount of $34,737. (See Section 10, above).

WILLCOX & GIBBS TRANSACTIONS

1. On October 31, 1992, Data Net, engaged in the Willcox & Gibbs Acquisition (See Item 1, A, above).

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

     The consideration given for the assets acquired in the Willcox & Gibbs Acquisition included: (i) the payment to the Sellers, or in escrow at their direction, of $3,500,000 of funds by wire transfer; (ii) the issuance to the Sellers of 1,000,000 common shares (the "Delta Shares") of the Company;
     (iii) the issuance to the Sellers of the Willcox & Gibbs Debenture due October 31, 1997, of the Company and Data Net in the amount of $475,000 (the "Willcox & Gibbs Debenture"); (iv) the issuance to the Sellers of a joint 8% Subordinated Short-Term Note dated October 31, 1992, of the Company and Data Net, in the face amount of $1,150,000 (subject to adjustment); (v) the entry into an Assumption Agreement dated October 31, 1992, whereby, among other matters, Data Net assumed certain of the liabilities of the Sellers; and (vi) the entry into a certain Registration Rights Agreement between the Company and the Sellers, whereby the Sellers obtained registration rights with regard to the Delta Shares. The Willcox & Gibbs Debenture has been repurchased by the Company in November, 1996, effective October 31, 1996. (See Item 1, A, 4, above, and Section 2, below).

     Prior to the Willcox & Gibbs Acquisition, W&G Data Net was in the business of selling and installing data-communication network products and related engineering services and W&G Dataspan was in the business of selling and assembling connectorized cable and cable plant systems. Data Net continued in those businesses following the Willcox & Gibbs Acquisition until March 8, 1996 when Data Net discontinued its operations (See Item 1, A, 2, and 5, above).

2. Rexel Debenture Purchase. Purchase of $475,000 Debenture of Registrant and Subsidiary.

     As of October 31, 1995, the Willcox and Gibbs Debenture was outstanding, no principal payments had been made thereon, and the Company was in default in certain payments thereon. The Registrant signed the Rexel Letter Agreement, dated as of October 31, 1996, with Rexel DS, Inc., f.k.a. Willcox & Gibbs DS, Inc., and Rexel DN, Inc., f.k.a. Willcox & Gibbs DN, Inc. (collectively, the corporations identified above are the "Sellers", as previously defined), whereby the Sellers agreed to sell to the Registrant the Willcox & Gibbs Debenture, as amended, which was issued in the original face amount of $475,000, and which, as of the date of the purchase, was held by the Sellers and was due on October 31, 1997. By the Rexel Letter Agreement, the Buyers agreed to purchase the Willcox & Gibbs Debenture for payment of $75,000. The purchase price included the principal and interest payable on the Willcox & Gibbs Debenture, which interest payable was in arrears as of October 31, 1996 in the aggregate amount of $55,384. The Rexel Letter Agreement provides for the release of the Borrowers from any obligations under the Willcox & Gibbs Debenture. The purchase of the Willcox & Gibbs Debenture and the terms of the Rexel Letter Agreement were consented to by Lobozzo and by NCFC. Rexel, Inc., formerly Willcox & Gibbs, Inc., the parent of the Sellers, holds 1,000,000 common shares of the Registrant. (See Item 12, Principal Shareholders, above).

     The purchase of the Willcox & Gibbs Debenture, which has been recorded in Fiscal 1996, resulted in an extraordinary gain to the Registrant of $455,384, which gain is included in the consolidated balance sheet of the Registrant in the Registrant's consolidated net loss.

LOOMIS TRANSACTIONS

      At the time of his employment by the Company in 1987, L. Rodger Loomis, then the President of the Company, was granted an option to purchase 200,000 common shares at a price of $.375 per share for a period of time which expired on January 22, 1993 (the "Loomis Option"). In January, 1993, Mr. Loomis advised the Board of Directors that he desired to exercise the Loomis Option. The Board of Directors authorized a loan to Mr. Loomis in the amount of $75,000 to enable him to exercise the Loomis Option which was approved by shareholders at the 1993 Annual Meeting. The loan was evidenced by a Time Payment Promissory Note which bore interest at a rate of interest not less than imputed interest as published by the Internal Revenue Service. As of January 19, 1993, the date of the Time Payment Promissory Note, the rate of interest, and the rate of interest applicable to the Time Payment Promissory Note, was 6.15% per annum.

      In March, 1995, Mr. Loomis resigned as an officer of the Company (and all subsidiaries), and in April, 1995, Mr. Loomis resigned as a director of the Company (and all subsidiaries). Mr. Loomis and the Company agreed to cancel all existing agreements between themselves, including Mr. Loomis' then existing Loomis Employment Agreement, with the consideration for such cancellation being the Company's agreeing to make periodic payments to Mr. Loomis at a gross amount sufficient to amortize the Time Payment Promissory Note over a period of twenty-four months commencing April, 1995 and provide him with a net payment at the rate of $1,000 per week for the period April, 1995 through March, 1997. As of October 31, 1995, an aggregate net payment of $74,000 remained outstanding to be made on the Loomis Employment Agreement. All payments as described herein have been made as of the date of filing this Amendment No. 1 to 1995 Form 10-K.

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

                                    PART IV

     The first paragraph of Item 14 as originally written is deleted in its entirety, and the following is added in its place and stead.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Items 14(a)(1), 14(a)(2) and 14(d): The following financial statements and financial statement schedules are filed herewith:

     Independent Auditors' Report

     Consolidated Balance Sheets - October 31, 1995 and 1994

     Consolidated Statements of Operations for the years ended October 31, 1995, 1994 and 1993

     Consolidated Statements of Changes in Stockholders' Investment for the years ended October 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended October 1995, 1994 and 1993

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

Item 14(a)(3) 14(b) and 14(c): Not Applicable, incorporated by reference or referred to in Exhibits 10.75 through 10.91, 10.94, 10.98 through 10.100, 10.109-10.110, 10.113 and 10.115-10.120.

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

     The Exhibits denominated by (20) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1996.

     The Exhibits denominated by (21) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1997.

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

     (10.24)   Building Lease Teterboro, New Jersey (7)

     (10.31)   Sale and Purchase Agreement dated as of September 29, 1992 (8)

     (10.32) Amendment to Sale and Purchase Agreement dated as of October 31, 1992 (8)

     (10.33)   8% Subordinated Debenture due October 31, 1997 (8)

     (10.34) 8% Subordinated Short-Term Note, $1,150,000 (Subject to Adjust-ment)dated October 31, 1992 (8)

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

     (10.43) Employment Agreement between Delta Computec Inc., and L. Rodger Loomis dated September 1, 1992.(9)

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

     (10.75) Amended and Restated Promissory Note from the Registrant to NCFC dated October 10, 1996, in the principal face amount of $750,000
               (16)

     (10.76) Intercreditor Agreement between NCFC and Lobozzo dated October 10, 1996 (16)

     (10.77) Amended and Restated Security Agreement between the Registrant and NCFC dated October 10, 1996 (16)

     (10.78) Pledge Security Agreement between Lobozzo and NCFC dated October 10, 1996 (16)

     (10.79) Form of Warrant from the Registrant to Lobozzo(the "DCI Warrant") attached as Exhibit A to the Pledge Security Agreement, Exhibit 16, above, to be used in the event the shareholders of the Registrant approve the issuance thereof (16)

     (10.80) Form of Stock Option from the Registrant to NCFC (the "Assigned Option"), attached as Exhibit B to the Pledge Security Agreement,
               Exhibit 16, above, to be used in the event the shareholders of the Registrant do not approve the issuance of the DCI Warrant(16)

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

     (10.94) Amendment No.1 to Amended and Restated Credit Agreement and Other Agreements (17)

     (10.95)   Rexel Letter Agreement dated as of October 31, 1996 (17)

     (10.96) Option Exercise Documents relative to the Second Restated May 1995 Option Agreement (18).

     (10.97) Option Transfer Document relative to the Second Restated May 1995 Option Agreement (18).

     (10.98) Amendment No.2 to Amended and Restated Credit Agreement and Other Agreements dated December 10, 1996 (18).

     (10.99) Amendment No.3 to Amended and Restated Credit Agreement and Other Agreements dated January 13, 1997 (18).

     (10.100) Amendment No.4 to Amended and Restated Credit Agreement and Other Agreements dated February 18, 1997 (18).

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

     (10.104)  Second Amended and Restated October 1992 Option Agreement (Joseph
               M. Lobozzo II) (18).

     (10.105)  Second Amended and Restated October 1992 Option Agreement (Joanne
               M. Lobozzo) (18).

     (10.106) Second Amended and Restated 8% Subordinated Debenture due January 31, 1998 - No. 1 (Joseph M. Lobozzo II) (18).

     (10.107) Second Amended and Restated 8% Subordinated Debenture due January 31, 1998 - No. 2 (Joanne Lobozzo) (18).

     (10.108)  First Amended and Restated Promissory Note (18)


     (10.109) Amendment No.5 to Amended and Restated Credit Agreement and Other Agreements dated April 30, 1997 (19).

     (10.110) Amendment No.6 to Amended and Restated Credit Agreement and Other Agreements dated June 9, 1997 (19).

     (10.111) Letter Employment Agreement between Registrant and John DeVito dated October 23, 1995 (20).

     (10.112) Letter Employment Agreement between Registrant and Edward Drohan dated March 25, 1996 (20).

     (10.113) Letter dated September 12, 1997 from Joseph M. Lobozzo II and Joanne M. Lobozzo relating to possible increase of maximum loan amount (21).

     (10.114) Letter dated September 11, 1997 from Joseph M. Lobozzo II agreeing to provide collateral for performance and payment bonds
               (21).

(A)  (10.115)  Amendment No. 7 to Amended and Restated Credit Agreement and
               Other Agreements dated September 12, 1997.

(B)  (10.116)  First Restated Credit Agreement among the Registrant, Data Net and Joseph M. Lobozzo II and Joanne M. Lobozzo.

(B)  (10.117)  First Restated Promissory Note from the Registrant and Data Net to Joseph M. Lobozzo II and Joanne M. Lobozzo.

(D)  (10.118)  First Restated General Security Agreement among the Registrant,
               Data Net and Joseph M. Lobozzo II and Joanne M. Lobozzo.

(E)  (10.119)  First Restated Unlimited Continuing Guaranty of SAI/Delta and
               Joseph M. Lobozzo II and Joanne M. Lobozzo.

(F)  (10.120)  First Restated General Security Agreement between SAI/Delta and
               Joseph M. Lobozzo and Joanne M. Lobozzo.

     (11) Statement re: computation of per share earnings. (This document will be filed pursuant to a Form 10-K (A) Amendment to this Form 10-K Annual Report along with the audited financial statements for the fiscal year ended October 31, 1995.

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

     (22) Published report regarding matters submitted to vote of security holders.
               Not Applicable

     (23)      Consents of experts and counsel. Not applicable

     (24)      Power of Attorney.
               Not applicable

     (28) Information from reports furnished to state insurance regulatory authorities.
               Not applicable

     (99)      Additional Exhibits.
               None

                                  Exhibit 21


21.  Subsidiaries of the Company


          Name                  Jurisdiction of Incorporation

R&M Associates Electronics              New Jersey
Data Products Service Inc.

Computer Support Inc.                   Georgia

SAI/Delta, Inc.                         Florida

Delta Data Net, Inc.                    New York

                               AMENDMENT No. 7
                                      to
          AMENDED AND RESTATED CREDIT AGREEMENT AND OTHER AGREEMENTS




          This Amendment No. 7 to Amended and Restated Credit Agreement and Other Agreements ("Amendment No. 7"), is made and entered into as of the 12th day of September 1997 by and among JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), JOANNE M. LOBOZZO, the wife of Lobozzo, with an address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo", and, together with Lobozzo, the "Lender"), DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI"), DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDI", DCI and DDI are referred to collectively as the "Borrower"), and SAI/Delta, Inc., a Florida corporation and a wholly-owned subsidiary of DCI.

                              W I T N E S S E T H

      A. This Amendment No. 7 is intended to amend in certain respects as set forth herein, the terms and conditions of a certain Amended and Restated Credit Agreement dated as of October 10, 1996 (the "October 1996 Credit Agreement", which term refers to the original agreement issued on October 10, 1996, and as amended by Amendments Nos. 1, 2, 3, 4, 5 and 6 thereto, as described below) between the Borrower and Lobozzo and Joanne Lobozzo, whereby Lobozzo and Joanne Lobozzo have agreed to provide the Borrower with Loans (as defined in the October 1996 Credit Agreement) up to the maximum principal amount of $2,950,000.

     B. Pursuant to a document entitled Amended No. 1 to Amended and Restated Credit Agreement and Other Documents ("Amendment No. 1"), the interest rate relative to the Lobozzo Commitment, the Additional Advances and the October 1996 Credit Agreement was reduced.

     C. Pursuant to a document entitled Amended No. 2 to Amended and Restated Credit Agreement and Other Documents ("Amendment No. 2"), among other matters dealt with therein, the Maturity Date of the October 1996 Credit Agreement was extended to March 31, 1997, and certain other amendments or waivers were made with regard to any non-compliance which may have existed with the Borrowing Base (as defined in the October 1996 Credit Agreement).

     D. Pursuant to a document entitled Amended No. 3 to Amended and Restated Credit Agreement and Other Documents ("Amendment No. 3"), Lobozzo transferred to Joanne Lobozzo half of Lobozzo's rights, benefits, obligations and interest with regard to: (i) an 8% Subordinated Debenture issued in October 1992 in the original face amount of $600,001; (ii) A May 1995 Letter Agreement whereby Lobozzo agreed to provide the Lobozzo Commitment to the Borrower in the original amount of $400,000; (iii) The 1996 Additional Lobozzo Advances for the period from July 25, 1996 through October 9, 1996 in the aggregate amount of $633,600;
(iv) The Loan and the October 1996 Credit Agreement in an amount of up to $2,550,000; and (v) the Overbase Loans and the Overbase Loan Documents for the amounts in whereby the Loans exceed the Borrowing Base as set forth in the October 1996 Credit Agreement.

     E. Pursuant to a document entitled Amendment No. 4 to Amended and Restated Credit Agreement and Other Documents ("Amendment No. 4"), among other matters dealt with therein, the Maturity Date of the October 1996 Credit Agreement was extended to April 30, 1997, and certain other amendments or waivers were made with regard to any non-compliance which may have existed with the Borrowing Base (as defined in the October 1996 Credit Agreement.

     F. Pursuant to a document entitled Amendment No. 5 to Amended and Restated Credit Agreement and Other Documents ("Amendment No. 5"), among other matters dealt with therein, the Maturity Date of the October 1996 Credit Agreement was extended to June 30, 1998, and certain other amendments or waivers were made with regard to any non-compliance which may have existed with the Borrowing Base (as defined in the October 1996 Credit Agreement.

     G. Pursuant to a document entitled Amendment No. 6 to Amended and Restated Credit Agreement and Other Documents ("Amendment No. 6"), among other matters dealt with therein, the maximum principal amount of all advances permitted pursuant to the October 1996 Credit Agreement was increased from $2,550,000 to $2,950,000 (subject to further limitation in accordance with the provisions of Amendment No. 6), and certain other amendments or waivers were made with regard to any non-compliance which may have existed with the Borrowing Base (as defined in the October 1996 Credit Agreement).

     NOW, THEREFORE, it is agreed as follows:

     1. Incorporation of Recitals. The recitals set forth in the recital paragraphs of this Amendment No. 7 are intended to be, and are, incorporated into this Amendment No. 7 as a part hereof.

     2. Amendments to October 1996 Credit Agreement.

     (a) The parties hereto agree that, pursuant to a certain letter agreement between Lender and Borrower dated September 11, 1997, from and after the date hereof, the term "Operating Budget Targets" shall be added as a new defined term to Section 1.1 of the October 1996 Credit Agreement in alphabetical order and shall read as follows:

          "Operating Budget Targets" means the operating budget targets as prepared by management of the Borrower and as approved by the Board of Directors of the Borrower and by the Lender from time to time.

     (b) The parties hereto agree that, from and after the date hereof,  Section
     2.1 of the October 1996 Credit Agreement is deleted in its entirety, and the following Section 2.1 is substituted in its place and stead:

          "2.1 Borrowing Base. As long as neither DCI nor DDI are in default of any of their obligations to the Lender, the Lender may lend to the Borrower, and the Borrower may borrow from the Lender, from time to time, up to an aggregate outstanding principal amount at any time of $2,950,000, or such lesser amount which is 100% of DCI's, DDI's and SAI/Delta's Eligible Receivables; provided, however, that in the event that Borrower shall have met its Operating Budget Targets for the immediately preceding one month period and three month period, the Lender may lend to the Borrower, and the Borrower may borrow from the Lender, from October 1, 1997 through December 31, 1997, up to an aggregate outstanding principal amount at any time of $3,650,000, and from January 1, 1998 through June 30, 1998, up to an aggregate outstanding principal amount at any time of $3,350,000, or, in each case, such lesser amount which is 100% of DCI's, DDI's and SAI/Delta's Eligible Receivables. Borrower shall prepare and forward to Lender a report of Eligible Receivables within 3 business days of the 15th day and the last day of every month.

     3. Lender hereby waives any non-compliance which may have existed with regard to the Borrowing Base for the period between June 9, 1997, the date of Amendment No. 6, and September 12, 1997, the date of this Amendment No. 7.

     4. Except as amended by this Amendment No. 7, the terms and conditions of the October 1996 Credit Agreement are hereby reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 7 to be duly executed and delivered by the proper and duly authorized officers as of the date first above written.



                                   Joseph M. Lobozzo II


                                   Joanne M. Lobozzo

                                   DELTA COMPUTEC INC.

                                   By:_____________________________
                                   John DeVito, President and Chief
                                   Operating Officer

                                   DELTA DATA NET, INC.

                                   By:

                                   SAI/DELTA, INC.

                                   By:_____________________________
                                   John DeVito, President and Chief
                                   Operating Officer

                      CONSENT AND AGREEMENT OF GUARANTOR

     As of the date first above written, the undersigned hereby: (a) fully consents to the terms and provisions of the above Amendment No. 7 to the October 1996 Credit Agreement and all previous Amendments to the October 1996 Credit Agreement (all such previous Amendments hereinafter collectively referred to as the "Previous Amendments") and the consummation of the transactions contemplated thereby and agrees to all terms and provisions of the above Amendment No. 7; (b) agrees that the Amended and Restated Unlimited Continuing Guaranty dated October 10, 1996 (the "Guaranty") which it previously delivered to Lobozzo as security for the payment and performance of certain of the liabilities, obligations and indebtedness of the Borrower to Lobozzo pursuant to the October 1996 Credit Agreement and the Amended and Restated Promissory Note dated October 10, 1996 (the "Amended and Restated Note") is hereby ratified and confirmed and shall remain in full force and effect, provided, however, that all references in the Guaranty to the term "Lender" shall be deemed to refer to both Lobozzo and Joanne Lobozzo, jointly and severally, and all references in the Guaranty to the October 1996 Credit Agreement and to the Amended and Testated Note shall be deemed to refer to such documents, as the same have heretofore or as the same may hereinafter be amended, restated, modified or supplemented; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to the Lender's obligations under Amendment No. 7 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                   SAI/DELTA, INC.

                                   By:   __________________________
                                   John DeVito, President and Chief
                                   Operating Officer

                        FIRST RESTATED CREDIT AGREEMENT

            This First Restated Credit Agreement (this "Agreement") is made as of the 31st day of October 1997 by and among JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), JOANNE LOBOZZO, the wife of Lobozzo, with an address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo", and, together with Lobozzo, the "Lender"), DELTA COMPUTEC INC. a New York corporation having its principal place of business at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI"), DELTA DATA NET, INC., a New York corporation having its principal place of business at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDI"), and SAI/Delta, a Florida corporation and wholly-owned subsidiary of DCI ("SAI Delta"). DCI and DDI are referred to collectively as the "Borrower".

                             W I T N E S S E T H:

          WHEREAS, the Borrower and National Canada Finance Corp. ("NCFC") entered into a certain Credit Agreement dated as of April 1, 1994, as amended by Credit Agreement Amendment No. 1 dated November 17, 1994, Credit Agreement Amendment No. 2 dated January 24, 1995, Credit Agreement Amendment No. 3 dated April 3, 1995, Credit Agreement Amendment No. 4 dated May 1, 1995 and Credit Agreement Amendment No. 5 dated October 27, 1995 (as amended, the Credit Agreement"); and

          WHEREAS, the Borrower executed and delivered to NCFC a Promissory Note dated April 1, 1994, as amended and restated by an Amended and Restated Promissory Note dated May 1, 1995 and as further amended and restated by a Third Amended and Restated Promissory Note dated October 27, 1995 (as amended and restated, the "Promissory Note"); and

          WHEREAS, on October 10, 1996, NCFC assigned to Lobozzo all but $750,000 of the indebtedness owed to NCFC by DCI evidenced by the Credit Agreement and the Promissory Note; and

          WHEREAS, by a certain Amended and Restated Credit Agreement dated October 10, 1996 and a certain Amended and Restated Promissory Note dated October 10, 1996 (the "October 1996 Promissory Note"), the Borrower and Lobozzo amended and restated, in its entirety, the portions of the Credit Agreement and the Promissory Note evidencing the indebtedness which NCFC assigned to the Lender; and

          WHEREAS, the October 1996 Credit Agreement, and certain other agreements executed in connection therewith, have heretofore been amended seven times, by Amendments Nos. 1, 2, 3, 4, 5, 6 and 7 to Amended and Restated Credit Agreement and Other Agreements (as amended, the "October 1996 Credit Agreement"); and

          WHEREAS, simultaneously with the execution of this Agreement, the parties are restating, in its entirety, the October 1996 Promissory Note (as restated, and as the same may hereinafter be amended, supplemented or modified, the "First Restated Promissory Note"); and

          WHEREAS, the parties hereto desire to also restate, in its entirety, the October 1996 Credit Agreement.

          NOW, THEREFORE, it is agreed as follows:

     1. Defined Terms.

          1.1 Capitalized terms used but not otherwise defined herein have the following meanings in this Agreement:

          "Account Debtor" means a person or entity obligated to pay a receivable.

          "Additional Collateral" means (a) all general intangibles of the Borrower of every kind and description, including without limitation federal, state and local tax refund claims of all kinds, whether now existing or hereafter arising; (b) all of the Borrower's deposit accounts, whether now owned or hereafter credited, wherever located; (c) all monies, securities, instruments, cash and other property of the Borrower and the proceeds thereof, now or hereafter held or received by, or in transit to, the Lender from or for the Borrower, and (d) all books, records, customer lists, ledger cards, computer programs, computer tapes, disks, printouts and records, and other property and general intangibles at any time evidencing or relating to any of the foregoing, whether now in existence or hereafter created; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

          "Collateral" means Receivables, Inventory, Equipment, Patents, Field Spare Parts, Trademarks and Additional Collateral.

          "Declaration" a declaration of the occurrence of an Event of Default.

          "Eligible Receivables" means the net amount of those Receivables which continually meet the following requirements: (a) the account is due and payable not more than 90 days from the date of the invoice evidencing the Receivable;
(b) the Receivable arose from the performance of services by the Borrower which have been fully and satisfactorily performed or from the absolute sale or lease of goods by the Borrower in which the Borrower had the sole and complete ownership and the goods have been shipped or delivered to the Account Debtor evidencing which the Borrower or the Lender has the possession of shipping and delivery receipts; (c) the Receivable is not subject to any prior or subsequent assignment, claim, lien or security interest other than that of the Lender; (d) the Receivable is not subject to setoff, counterclaim, defense, allowance or adjustment other than discounts for prompt payment shown on the invoice, or to dispute, objection or complaint by the Account Debtor concerning its liability on the Receivable and the goods, the sale or lease of which gave rise to the Receivable, have not been returned, rejected, lost or damaged; (e) the Receivable arose in the ordinary course of business; (f) no petition in bankruptcy or other application for relief under the Bankruptcy Code or other insolvency law has been filed with respect to the Account Debtor, and the Account Debtor has not made an assignment for the benefit of creditors, become insolvent or suspended or terminated business, and the Account Debtor is generally paying its debts as they become due; (g) the Account Debtor is not an affiliate, subsidiary, officer, shareholder or employee of the Borrower, nor owned or controlled by any such entity; (h) the Account Debtor maintains its chief executive office in the United States and is organized under the laws of the United States or a state thereof, or payment of the Receivable is secured by a letter of credit acceptable to the Lender; (i) the full amount reflected on the Borrower's books and on any invoice delivered to the Lender relating to any Receivable is owing to the Borrower and no partial prepayments thereon have been made; (j) the Lender's security interest in the Receivable is a perfected first lien; (k) the Receivable does not arise from a consignment or other arrangement pursuant to which the subject Inventory is returnable if not sold or otherwise disposed of by the Account Debtor; and (l) the Receivable is not of a class, type or category which the Lender hereafter reasonably determines, on notice to the Borrower, is not eligible for inclusion in the Borrowing Base under Section
2.1 of this Agreement.

          "Equipment" means all machinery, equipment, furniture, fixtures, tools, parts, supplies and motor vehicles, now owned and hereafter acquired by the Borrower of whatsoever name, nature, kind or description, wherever located, and all additions and accessions thereto and replacements or substitutions therefor, and all proceeds thereof and all proceeds of any insurance thereon.

          "Loans" means all advances or loans made to the Borrower by the Lender pursuant to this Agreement.

          "Maturity Date" means June 30, 1998.

          "Obligations" means all loans, advances, debts, liabilities, obligations and duties owing by the Borrower to the Lender of every kind and description, direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, pursuant to this Agreement and the Loans and to no other transaction, whether such obligations are from time to time reduced and thereafter increased, or entirely extinguished and thereafter reincurred, including without limitation, all interest, fees, charges, expenses and attorneys' fees chargeable to the Borrower or incurred by the Lender in connection with this Agreement.

          "Operating Budget Targets" means the operating budget targets as prepared by management of the Borrower and as approved by the Board of Directors of the Borrower and by the Lender from time to time.

          "Patents" means all of the Borrower's right, title and interest, present and future, in and to (a) all letters patent of the United States or any other country, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States and any State thereof or any other country or any political subdivision thereof; all whether now owned or hereafter acquired by the Borrower; and (b) all reissues, continuations, continuations-in-part or extensions thereof and all licenses thereof; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

          "Receivables" means (a) all of the Borrower's now owned and hereafter acquired accounts, chattel paper, documents and instruments, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; (b) all of the Borrower's rights, remedies, security and liens, in, to and in respect of the accounts, including without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guarantees or other contracts of suretyship with respect to the accounts, deposits or other security for the obligation of any debtor or obligor in any way obligated on or in connection with any accounts and credit and other insurance, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing; and (c) all of the Borrower's right, title and interest, present and future, in, to and in respect of, all goods relating to, or which by sale have resulted in, accounts, including without limitation all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing any accounts and all returned, reclaimed or repossessed goods, and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

          "Subordinated Debenture" means the following outstanding Debenture issued by the Borrower: 8% Subordinated Debenture dated October 28, 1992, in the original principal amount of $600,001.00, payable to Joseph M. Lobozzo II, as amended and restated, and now due on January 31, 1998.

          "Supplemental Agreements" means any and all agreements, instruments, documents, security agreements, guaranties, mortgages, financing statements, assignment agreements, repurchase agreements and supplements thereto granting or intending to grant to Lender any lien, security interest, pledge, assignment or indemnification to secure the Obligations.

          "Trademarks" means all of the Borrower's right, title and interest, in and to (a) all trademarks, trade names, trade styles, service marks, prints and labels on which said trademarks, trade names, trade styles and service marks have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all right, title and interest therein and thereto, and all registrations and recordings thereof, including without limitation applications, registrations and recordings in the United States Patent and Trademark Office or in any similar office or agency of the United States, any State thereof, or any other country or any political subdivision thereof, all whether now owned or hereafter acquired by the Borrower; (b) all reissues, extensions or renewals thereof and all licenses thereof; and (c) the goodwill of the business symbolized by each of the Trademarks, and all customer lists and other records of the Borrower relating to the distribution of products bearing the Trademarks; and all proceeds of the foregoing and all proceeds of any insurance on the foregoing.

          1.2 UCC Definitions. All other terms used in this Agreement which are not specifically defined herein or the definitions of which are not incorporated herein by reference shall have the meanings assigned to such terms in the Uniform Commercial Code in effect in the State of New York as of the date first above written ("UCC") to the extent such other terms are defined therein.

          1.3 Accounting Terms. All accounting terms used but not defined in this Agreement shall be construed in accordance with generally accepted accounting principles consistently applied.

     2. Terms of Borrowing.

          2.1 Borrowing Base. As long as neither DCI nor DDI are in default of any of their Obligations to the Lender, the Lender may lend to the Borrower, and the Borrower may borrow from the Lender, from time to time, up to an aggregate outstanding principal amount at any time of $2,950,000, or such lesser amount which is 100% of DCI's, DDI's and SAI/Delta's Eligible Receivables; provided, however, that in the event that Borrower shall have met its Operating Budget Targets for the immediately preceding one month period and three month period, the Lender may lend to the Borrower, and the Borrower may borrow from the Lender, up to an aggregate principal amount of $3,650,000 from October 1, 1997 through December 31, 1997 and up to an aggregate principal amount of $3,350,000 from January 1, 1998 through June 30, 1998, or, in each case, such lesser amount which is 100% of DCI's, DDI's and SAI/Delta's Eligible Receivables. Borrower and SAI/Delta shall prepare and forward to Lender a report of all such Eligible Receivables within 3 business days of the 15th day and the last day of every month. The maximum principal amount of all advances or loans made to the Borrower by the Lender pursuant to this Agreement, subject to the limitations set forth in this Section 2.1, shall hereinafter be referred to as the "Borrowing Base".

          2.2 Borrowing Base Reports Etc. For purposes of computing the Borrowing Base, the Borrower shall furnish to the Lender information adequate to identify Receivables and Inventory at times and in form and substance as may be required by the Lender. Without limiting the foregoing, the Borrower shall provide to the Lender in form and content satisfactory to the Lender (a) a Borrowing Certificate in the form mutually agreeable to Borrower and Lender to be provided at least weekly and at such other intervals as the Lender may request in the event a Loan would exceed the Borrowing Base as calculated by the Lender; and (b) monthly, within 15 days after month-end, an Accounts Receivable Aging based on invoice date and listed in sequence by number. From time to time, the Borrower shall provide the Lender with such other schedules and information as the Lender may reasonably request. Together with such schedules, the Borrower shall, upon the reasonable request of the Lender, furnish copies of customers' invoices or the equivalent, and original shipping or delivery receipts for all merchandise sold, and the Borrower warrants the genuineness thereof. The Borrower further warrants that all Receivables are and will be bona fide existing obligations created by the sale and delivery of merchandise or the rendition of services to customers in the ordinary course of business, free of liens, encumbrances and security interests, except as permitted hereunder, and unconditionally owed to the Borrower and, to the best of the Borrower's knowledge, without defense, offset or counterclaim.

          2.3 Loans.

               (a) Subject to the terms of this Agreement, the Borrower may receive Loans upon request made by a person authorized by the Borrower no later than 1:00 p.m. Rochester, New York time in a writing satisfactory to the Lender; provided that no Loan shall be made which, by itself or together with the principal balance then outstanding of prior Loans, would cause the total outstanding principal balance of the Loans to exceed the Borrowing Base described in paragraph 2.1 of this Agreement.

               (b) Subject to the required terms of payment set forth in Paragraph 2.5 below, the Borrower may make principal payments upon its indebtedness for Loans in its discretion and until maturity as provided in Paragraph 2.5(a), may reborrow subject to the limits set forth in this Agreement.

          2.4 Interest.

               (a)  Until  the  Maturity  Date,   whether  by   acceleration  or
otherwise, the Borrower agrees to pay interest on the outstanding principal balance of the Loans at the rate of one and three quarters of one percent (1 3/4%) per annum above the highest prime rate published from time to time in the "Money Rates" column of the Wall Street Journal or any successor to such publication ("Prime Rate") as it may change from time to time based upon a 360-day year for the actual number of days the Loans are outstanding which may result in a higher effective annual rate. After maturity, whether by acceleration or otherwise, the Borrower agrees to pay interest on the outstanding principal balance of the Loans at a rate equal to three and three quarters percent (3 3/4%) per annum above the Prime Rate. Interest shall be payable monthly on the first day of each month, commencing January 1, 1998 until the Maturity Date and on the date the principal balance of the First Restated Promissory Note is paid in full. The rate of interest shall change simultaneously with a corresponding change in the Prime Rate. In no event shall the rate of interest on the First Restated Promissory Note exceed the maximum rate authorized by applicable law.

               (b) Any change in the Prime Rate shall, without notice to the Borrower, be effective hereunder commencing at the same time such new rate becomes effective.

               (c) In the event that, upon maturity, or whether by acceleration or otherwise, the Borrower ever requests that the Lender provide, and the Lender actually provides, Loans in excess of the Borrowing Base as defined in Section
2.1 (such excess loans being defined as "Excess Borrowing Base Loans"), then, with regarding to such Excess Borrowing Base Loans, the Borrower agrees to pay interest on the outstanding principal amounts of those Excess Borrowing Base Loans at the rate of five percent (5%) per annum above the Prime Rate. All Excess Borrowing Base Loans are a part of the definition of "Loans" as set forth in Section 1. The provisions of Section 2.4(c) shall not diminish or revise the provisions of Section 2.4 (providing for the payment of interest on the outstanding principal amount of Loans both prior to (at one and three-quarters of one percent (1 3/4%) above the Prime Rate) maturity and after (at three and three-quarters percent (3 3/4%) above the Prime Rate) maturity, whether by acceleration or otherwise.

     2.5 Payments.

               (a) The Borrower further agrees to pay the outstanding principal and accrued interest on the Loans on the earlier of (i) the Maturity Date; or
(ii) the occurrence of an event of default under Paragraph 7.1 below in respect of which the Lender has delivered a Declaration. In addition, the Borrower agrees to make, on demand, such principal payments as are necessary so that the unpaid principal balance of the Loans does not at any time exceed the Borrowing Base. Without limiting the right of the Lender to demand payment as provided herein, the Borrower shall pay accrued interest on the first day of each month commencing the month following the date of this Agreement and continuing until all of the Obligations are paid in full.

               (b) Each payment received by the Lender shall be applied first to interest accrued and billed and the balance, if any, to principal, provided that if there has occurred an event of default under Paragraph 7.1 below, the Lender may apply payments in the Lender's absolute discretion.

               (c) Any non-cash payment of Loans, i.e, payment in other than immediately available U.S. funds, shall be deemed paid, for purposes of calculating the principal amount available for borrowing under this Agreement, on the date such non-cash payments are received by the Lender; however, for the purpose of calculating interest pursuant to Paragraph 2.4 of this Agreement, such payments shall be deemed to have been received two (2) days after actual receipt of such payment by the Lender. Notwithstanding the foregoing, if any such non-cash payment presented for collection by the Lender is not paid in full, the Lender may, without prior notice to the Borrower, reverse the provisional credit which has been given, and make appropriate adjustments to the amount of principal and interest due, and the amount of the Borrowing Base available.

          2.6 Prepayment. The Borrower shall have the right to prepay the outstanding principal balance of the Loans in whole, at any time, or in part, from time to time.

          2.7 Fees and Expenses.

               (a) Audit Fees. The Borrower shall pay to the Lender field examination fees in the amount of $400 per day per examiner for all audits or field examinations of the Borrower conducted in reasonable scope at reasonable intervals and shall reimburse the Lender for all reasonable airfare, hotel accommodations and other out-of-pocket expenses in connection with such audits or examinations.

               (b) Expenses. If the Obligations are placed in the hands of any attorneys employed by the Lender for collection, the Borrower agrees to pay on demand, the Lender's reasonable attorneys' fees, together with reasonable costs and expenses, whether or not a legal proceeding or action is commenced, including those incurred in a bankruptcy or insolvency proceeding.

          2.8 Purpose of Line of Credit. The Borrower agrees to use the proceeds of the Loans solely as working capital and for general corporate purposes.

          2.9 Collection of Receivables. After the occurrence of an event of default hereunder in respect of which the Lender has delivered a Declaration, the Lender or its designee may notify Account Debtors that Receivables have been assigned to the Lender or of the Lender's security interest therein and collect them directly and charge the collection costs and expenses to the Borrower's account; but, unless and until the Lender does so or gives the Borrower other instructions, the Borrower shall make collection of all Receivables. Until credited to the Borrower's account as hereinafter set forth, all payments of Receivables through a lock box arrangement to be established with the Lender shall be held by the Lender as collateral for payment and/or performance of the Borrower's Obligations to the Lender.

          2.10 Returns, Credits. Etc. Any merchandise which is returned by an Account Debtor or otherwise recovered shall be set aside, marked with the Lender's name and held by the Borrower as the Lender's trustee, and shall remain part of the Lender's security. The Borrower shall notify the Lender promptly of all returns and recoveries and, on request, deliver the merchandise to the Lender. The Borrower shall also notify the Lender promptly of all disputes and claims exceeding $25,000 in the aggregate, and settle or adjust them at no expense to the Lender, but no discount, credit or allowance (other than in the ordinary course of the Borrower's business) shall be granted to any Account Debtor, and no returns of merchandise (other than in the ordinary course of the Borrower's business) shall be accepted by the Borrower without the Lender's consent. After the occurrence of an event of default hereunder in respect of which the Lender has delivered a Declaration, the Lender may settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which the Lender reasonably determines, on notice to the Borrower, to be advisable, and in all cases the Lender will credit the Borrower's account with only the net amounts received by the Lender in payment of such Receivables.

          2.11 Further Assurance. Upon the Lender's request, the Borrower shall appropriately mark the Borrower's books of account to disclose the Lender's security interest in all the Borrower's Receivables, and shall perform all other steps reasonably requested by the Lender to create and maintain in the Lender's favor a valid first priority security interest, or lien in or on all Receivables and all other security held by or for the Lender.

          2.12 Power of Attorney. The Borrower appoints the Lender, or any person whom the Lender may designate as its attorney, with power of attorney to sign the Borrower's name on such financing statements as may be necessary to perfect the Lender's security interest in the Collateral; and, after the occurrence of an event of default hereunder in respect of which the Lender has delivered to the Borrower a Declaration to endorse the Borrower's name on any checks, notes, acceptances, money orders, drafts or other forms of payment or security that may come into the Lender's possession; to sign the Borrower's name on any invoice or bill of lading relating to any Receivables, on verifications of accounts, notices of assignment and notices to customers; to notify the post office authorities to change the address for delivery of the Borrower's mail to an address designated by the Lender; to send requests for verification of Receivables to Account Debtors; and to do all things necessary to carry out this Agreement. The Borrower ratifies and approves all acts of such attorney. Neither the Lender nor the attorney will be liable for any acts or omissions nor for any error of judgment or mistake of fact or law. This power, being coupled with an interest, is irrevocable so long as any Receivables in which the Lender has a security interest remain unpaid or until the Obligations have been fully satisfied. The Lender may file one or more financing statements disclosing the Lender's security interest without the Borrower's signature appearing thereon.

     3. Collateral.

          3.1 Security Interest. As security for payment and performance of all Obligations, the Borrower hereby assigns and grants to the Lender a continuing security interest in the Collateral. The Lender shall retain its security interest in all Collateral, until all Obligations have been finally and irrevocably satisfied.

          3.2 Possession of Collateral. After the occurrence of an event of default hereunder in respect of which the Lender has delivered to the Borrower a Declaration, the Lender will at all times have the right to take physical possession of the Collateral and to maintain such possession of the Collateral on the Borrower's premises or to remove the Collateral or any part thereof to such other places as the Lender may desire. If the Lender exercises its right to take possession of the Collateral, the Borrower shall, upon the Lender's demand, assemble the Collateral and make it available to the Lender at a place reasonably convenient to the Lender.

          3.3 Location of Collateral. All Collateral is owned by the Borrower free of all other liens and encumbrances, except as set forth on Schedule 1 hereto and shall be kept by the Borrower at the location(s) set forth in
Schedule 2 hereto; and the Borrower will not (without the Lender's prior written approval) remove the Collateral therefrom, except for the purposes of sale or lease in the regular course of the Borrower's business.

          3.4 Limitation on Disposition of Assets. The Borrower will not sell, exchange or otherwise dispose of the Collateral, or any part thereof, or any interest therein without the express written consent of the Lender other than
(a) finished products or field spare parts sold in the ordinary course of business, and (b) fully depreciated obsolete equipment or equipment which is replaced by items of comparable kind and value. In the event of any other sale, exchange or other disposition of the Collateral or any part thereof or any interest therein (and no such sale, exchange or other disposition is hereby otherwise authorized or consented to), the security interest of the Lender shall nevertheless continue in said Collateral (including all proceeds, cash and non-cash) notwithstanding said sale, exchange or other disposition; all of said proceeds shall remain Collateral hereunder and shall be transferred and paid over to the Lender immediately following said sale, exchange or other disposition, and shall be applied at the option of the Lender to the payment of Obligations due hereunder; and the receipt by the Lender of all or any of said proceeds shall not be deemed or construed to be an authorization or consent of the Lender to such sale, exchange or other disposition of said Collateral.

          3.5 Further Assurances Regarding Inventory. The Borrower shall perform any and all steps reasonably requested by the Lender to perfect the Lender's security interest in the Inventory, such as leasing warehouses to the Lender or the Lender's designee, placing and maintaining signs, appointing custodians, executing and filing financing or continuation statements in form and substance satisfactory to the Lender, maintaining stock records and transferring Inventory to warehouses. If any Inventory is in the possession or control of any of the Borrower's agents or processors, the Borrower shall notify such agents or processors of the Lender's security interest therein, and, upon request, instruct them to hold all such Inventory for the Lender's account and subject to the Lender's instructions. A physical listing of all Inventory, wherever located, shall be taken by the Borrower at least annually and whenever requested by the Lender, and a copy of each such physical listing shall be supplied to the Lender. the Lender may examine and inspect the Inventory at any reasonable time during regular business hours.

          3.6 Compliance. The Borrower will comply with the terms and conditions of any leases covering the premises wherein the Collateral is located and any orders, ordinances, laws or statutes of any city, state or other governmental department having jurisdiction with respect to such premises or the conduct of business thereon.

          3.7 Discharge of Liens. The Lender may, at its option, discharge any taxes, liens, security interests or other encumbrances at any time levied or placed on the Collateral, and the Lender may pay insurance premiums or procure insurance and otherwise pay for the maintenance and preservation of the Collateral and the Borrower will reimburse the Lender on demand for any payment made or expense incurred by the Lender pursuant to the foregoing authority, with interest at the rate provided in this Agreement.

          3.8 Corporate Existence, Properties. The Borrower will at all times maintain, preserve and protect all franchises, patents, and trade names and preserve all the remainder of its property used or useful in the conduct of its business and keep the same in good condition and repair (normal wear and tear and obsolescence excepted), and from time to time make, or cause to be made, all needed and proper repairs, renewals, replacements, betterments and improvements thereto, and will pay or cause to be paid, except when the same may be contested in good faith, all rent due on any premises where any property is held or may be held, so that the business carried on in connection therewith may be continuously conducted.

          3.9 Insurance. The Borrower will have and maintain insurance at all times with respect to all Collateral against risks of fire (including so-called extended coverage), theft and such risks as the Lender may require containing such terms, in such form, and for such periods, and written by such companies as may be satisfactory to the Lender, such insurance to be payable to the Lender and the Borrower as their interests may appear; each policy of insurance shall have a loss payee endorsement in form satisfactory to the Lender providing (a) that loss or damage, if any under the policy, shall be payable to the Lender, as secured party, as its interests may appear; (b) that the insurance as to the interest of the Lender shall not be invalidated by any act or neglect of the insured or owner of the property described in said policy, nor by any foreclosure, or other proceeding, nor by any change in the title of ownership of said property, nor by the occupation of the premises where the property is located for purposes more hazardous than are permitted by said policy; (c) that, if the policy is canceled at any time by the insurance carrier, in such case the policy shall continue in force for the benefit of the Lender for not less than thirty (30) days after written notice of cancellation to the Lender from the insurance carrier; and (d) that the policy will not be reduced or canceled at the request of the insured nor will said loss payee endorsement be amended or deleted without thirty (30) days' prior written notice to the Lender from the insurance carrier. The Borrower will furnish the Lender with certificates or other evidence satisfactory to the Lender of compliance with the foregoing insurance provisions, and, after the occurrence of an event of default hereunder in respect of which the Lender shall have delivered to the Borrower a Declaration, the Lender may act as attorney for the Borrower in obtaining, adjusting, settling, and canceling such insurance and receiving and endorsing any drafts. The Borrower hereby assigns to the Lender any and all monies which may become due and payable under any policy insuring the Collateral covered by this Agreement, including return of unearned premiums, and hereby directs any insurance company issuing any such policy to make payment directly to the Lender and authorizes the Lender, at its option: (i) to apply such monies in payment on account of any Obligation hereunder, whether or not due, and remit any surplus to the Borrower; or (ii) to return said funds to the Borrower for the purpose of replacement of the Collateral. The Borrower will also at all times maintain necessary workers' compensation insurance and such other insurance as may be required by law or as may be reasonably required in writing by the Lender.

     3A. Guarantee of SAI/Delta. As further security for the payment and performance of the Borrower's obligations to the Lender under this Agreement, simultaneously with the execution of this Agreement, SAI/Delta shall execute and deliver to the Lender a First Restated Unlimited Continuing Guaranty, pursuant to which SAI/Delta guarantees to the Lender the Borrower's obligations under this Agreement and the Restated Promissory Note.

     4. Representations and Warranties.

          4.1 Representations and Warranties. DCI and DDI each warrants and represents to the Lender that (a) each Borrower is and shall at all times hereafter be a corporation duly organized and existing in good standing under the laws of the state of its incorporation and qualified and licensed to do business in any other state in which its ownership of property or its conduct of business requires it to be so qualified and/or licensed; (b) each Borrower has the right and power and is duly authorized to enter into this Agreement and the Supplemental Agreements; (c) the execution by each Borrower of this Agreement and the Supplemental Agreements shall not constitute a breach of any provision contained in either Borrower's Certificate of Incorporation or By-Laws or contained in any agreement to which either Borrower is now or hereafter becomes a party; (d) the performance by each Borrower of all of the terms and provisions contained in this Agreement and in the Supplemental Agreements' shall not constitute a default or an event of default under any agreement to which each Borrower is now or hereafter a party; (e) the Borrower has good and indefeasible title to the Collateral; (f) all financial statements and information relating to each Borrower which have been or may hereafter be delivered by each Borrower to the Lender are true and correct and have been prepared in accordance with generally accepted accounting principles, and there has been no material adverse change in the financial condition of either Borrower since the submission of any such financial information to the Lender; and (g) there are no actions or proceedings which are pending or threatened against either Borrower which might result in any material adverse change in the Borrower's financial condition or which might in any material way affect any of the assets of the Borrower.

                           [Intentionally left blank]


     5. Affirmative Covenants. The Borrower agrees as follows:

          5.1 Monthly Financial Reports. To furnish to the Lender, within thirty
(30) days after the end of each calendar month, internally prepared consolidated and consolidating financial reports of the operations of the Borrower for such month and for the fiscal year-to-date, certified by the Chief Financial Officer of the Borrower.

          5.2 Quarterly Financial Reports. To furnish to the Lender, within forty-five (45) days after the end of each fiscal quarter, internally prepared 10Q financial consolidated reports of the Operations of the Borrower for such quarter, certified by the Chief Financial Officer of the Borrower.

          5.3 Annual Statements. To furnish to the Lender within the earlier to occur of the date that such credited financial statement are filed by DCI with the Securities and Exchange Commission or one hundred twenty (120) days after the end of each of the Borrower's fiscal years, audited financial statements consisting of a balance sheet, income statement and associated cash flows of the Borrower for such year prepared on a consolidated and consolidating basis, in accordance with generally accepted accounting principles, by a firm of independent certified public accountants satisfactory to the Borrower and the Lender and certified by the Borrower's Chief Financial Officer.

          5.4 Forecast. For each fiscal year of the Borrower during the term hereof, furnish to the Lender a consolidated and consolidating financial forecast for the Borrower's upcoming fiscal year, consisting of monthly projections of the Borrower's balance sheet, income statement, cash flows, and Loan availability. Such reports shall be furnished to the Lender within the first thirty (30) days of the Borrower's fiscal year. Anything to the contrary notwithstanding, so long as DDI is not actively conducting business, the financial reports, statements and forecasts to be furnished pursuant to paragraphs 5.1 and 5.4 need not contain information concerning DDI.

          5.5  Certification.  The reports  required under Paragraph 5.1 through
5.4 shall be accompanied by a certificate of the chief financial officer of the Borrower (i) certifying that no event of default under Paragraph 7.1 of this Agreement has occurred or, if such an event has occurred, the nature of the event of default and the action which the Borrower proposes to take to cure it, and (ii) with computations demonstrating compliance with the covenants contained in this Agreement.

          5.6 Securities Regulation Reports. Promptly after the sending or filing thereof, to furnish copies of all proxy statements, financial statements and reports which the Borrower sends to its stockholders, and copies of all regular, periodic and special reports, and all registration statements which the Borrower files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange.

          5.7 Management. To notify the Lender thirty (30) days prior to any reasonably foreseeable change in the management of the Borrower.

          5.8 Taxes. To pay promptly all tax assessments and other governmental charges, provided, however, that nothing herein contained shall be interpreted to require the payment of any tax assessments and other governmental charges long as its validity is being contested in good faith in appropriate proceedings diligently pursued, provided such contest does not impair the rights and security of the Lender.

          5.9 Maintenance of Property. To maintain and keep its real and personal property in good condition and in compliance with applicable federal, state and local laws, rules and regulations.

          5.10 Litigation. To notify the Lender of any litigation instituted against the Borrower and any judgments entered against the Borrower in any court involving more than $250,000 in the aggregate at any one time which is not covered by insurance or where the insurance coverage is questioned by the carrier.

          5.11 Corporate Existence. To maintain each Borrower's corporate existence in good standing.

          5.12 Other Information. To furnish such other information and at such times as may be reasonably requested by the Lender.

          5.13   Environmental   Matters.   To   comply   with  all   applicable
environmental laws and regulations, and to promptly correct any violation of any applicable environmental law or regulation.

          5.14 Audits. To permit the Lender and its agents at all reasonable times and from time to time during normal business hours to examine, audit, and make extracts from, or copies of, any of the Borrower's books, ledgers, reports and other records and to otherwise verify all or any Collateral in any manner the Lender considers appropriate.

          5.15 Ownership. To notify the Lender within five (5) business days of any change in voting control of either DCI or DDI.

     6. Negative Covenants. The Borrower will not, without the prior written consent of the Lender:

          6.1 Capital Expenditures. Expend for fixed assets, or enter into leases which must be capitalized under generally accepted accounting principles (but excluding field spare parts), or make leasehold improvements during any one fiscal year in an aggregate amount in excess of $100,000.

          6.2 Liens. Create or permit to exist against any of its property or assets, real or personal, tangible or intangible, now owned or hereafter acquired, any mortgage or other lien or encumbrance, except (a) liens and mortgages listed on Schedule l hereto; (b) liens for taxes not delinquent or being contested in good faith and by appropriate proceedings; (c) liens granted to the Lender; and (d) liens granted to NCFC.

          6.3 Borrowed Money. Incur other indebtedness for borrowed money, except (a) indebtedness described on Schedule 3 hereto, (b) indebtedness permitted by Section 6.14 hereof, (c) indebtedness to the Lender, (d) intercompany transfers between DCI, DDI and SAI/Delta; and (e) indebtedness to NCFC.

          6.4 Sell Real Property. Sell or dispose of any presently owned real property.

          6.5 Sell Fixed Assets. Sell or dispose of a substantial portion of presently owned fixed assets, such as furniture, fixtures, and equipment, except as required for normal replacement due to age and/or obsolescence, provided (a) the same are replaced by fixed assets of equal value and quality or (b) the Borrower delivers to the Lender written notice of such sale or disposition and remits the proceeds of such sale or disposition to reduce the outstanding principal balance of the Loans, and following such sale or disposition the Borrower is in compliance with the Borrowing Base.

          6.6 Declare Dividends. Declare any dividends or make any other distribution on any shares of its capital stock or set apart any sum for the payment of any such dividends.

          6.7 Capital Stock. Purchase or retire any of its capital stock.

          6.8 Purchase Other Business. Purchase or acquire all or substantially all of the property, assets, or business of any other person, firm or corporation.

          6.9 Contingent Debt. Assume, guarantee, endorse, contingently agree to purchase, or otherwise become liable upon the obligation of any person, firm, or corporation, except (a) by the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, or (b) guarantees of any obligations owed to the Lender.

          6.10 Purchase Stock: Merge or Consolidate. Enter into any merger or consolidation, or purchase or acquire the obligations or stock of, or any other interest in, any person, firm, corporation, or other enterprise whatsoever, except the purchase of direct obligations of the United States of America or of any state, county, or municipality.

          6.11 Sale-Leaseback. Directly or indirectly enter into any arrangement whereby the Borrower shall sell or transfer all or any substantial part of its fixed assets then owned by it and shall thereafter or thereupon rent or lease such property or a substantial part thereof.

          6.12 Accounts Receivable. Sell, assign, transfer, or dispose of any of its Receivables, except to the Lender.

          6.13  Loans.   Make  loans  or  advances  to  any  person,   firm,  or
corporation.

          6.14 Lease of Real and Personal Property. Enter into any arrangements for the lease of real or personal property where the annual lease payments for all such leases would exceed in the aggregate $350,000.00 in any fiscal year.

          6.15 Prepay Debt. Make any prepayment in regard to any indebtedness that is subordinated in any respect to indebtedness owing to the Lender.

          6.16 ERISA Compliance.

               (a) Engage in any "prohibited transaction" (as such term is defined in Section 406 or Section 2003(a) of the Employee Retirement Income Security Act of 1974 and the regulations thereunder, as now or hereafter in effect, ("ERISA"));

               (b) Incur any "accumulated funding deficiency" (as such term is defined in Section 302 of ERISA) whether or not waived; or

               (c) Terminate any pension plan in a manner which could result in the imposition of a lien on any property of the Borrower or any affiliate pursuant to Section 4068 of ERISA.

          6.17 [Intentionally Omitted].

          6.18 [Intentionally Omitted].

          6.19 [Intentionally Omitted].

          6.20 [Intentionally Omitted].

          6.21 [Intentionally Omitted].

          6.22 Subordinated Debenture. Make any principal payments on any of the Subordinated Debenture prior to the dates upon which such payments are scheduled to be made under the Subordinated Debenture.

     7. Default.

          7.1 Events of Default. If one or more of the following events of default shall occur, the Lender, at its option, may terminate the Borrower's right to receive any further Loans, and regardless of whether the Lender exercises such option, the indebtedness of the Borrower under this Agreement and any note or other agreement executed pursuant hereto shall become immediately due and payable upon declaration to that effect delivered by the Lender to the
Borrower:

               (a) Default shall be made by the Borrower (i) in the payment of any principal or interest payable under this Agreement within ten (10) days when due or (ii) in the payment of any fees or other expenses due and payable pursuant to this Agreement or any other document executed and delivered to the Lender in connection with this Agreement within ten (10) days after the Lender notifies the Borrower that such fees or expenses are due;

               (b) Default shall be made in (i) the due observance and performance of any term, covenant, or agreement contained in this Agreement (other than Section 6 of this Agreement) or in any other present or future agreement, note, or instrument between or among the Borrower and the Lender, including, without limitation, any default under any Supplemental Agreements and, to the extent such default is capable of being cured, such default shall remain uncured for a period of twenty (20) days after the Lender notifies the Borrower in writing of such default, or (ii) the due observance and performance of any term, covenant, or agreement contained in Section 6 of this Agreement;

               (c) any representation or warranty made in this Agreement or any certificate or statement furnished pursuant to or in connection with this Agreement shall prove to have been false in any material respect at the date of which the facts therein set forth were certified, or shall have omitted any substantial contingent or unliquidated liability or claim against the Borrower, or if upon the date of the execution of this Agreement there shall have been any material adverse change in any of the material facts disclosed on any such statement, which change shall not have been disclosed to the Lender in writing at or prior to the time of such execution;

               (d) the termination of existence or business, failure of, or the making of an assignment for the benefit of creditors by, the Borrower;

               (e) the entry of any judgment or judgments against the Borrower aggregating as to any one of them at any one time in excess of $250,000 which shall remain unsatisfied, undischarged, or unsecured for a period of thirty (30) days or as to which a stay of execution shall not have been obtained within thirty (30) days of the entry thereof; provided, however, the Borrower may not, however, be declared in default by reason of the entry of any such judgment so long as the same shall be contested in good faith by appropriate proceedings diligently conducted, and proper security be given therefor;

               (f) if any governmental agency or department shall take control of a substantial part of the property of the Borrower and shall continue such control for thirty (30) days;

               (g) if any tax lien is filed against the property of the Borrower and remains unsatisfied, undischarged, or unsecured for a period of thirty (30) days unless such lien is contested in good faith by proper proceedings diligently conducted;

               (h) failure by the Borrower to generally pay its debts as such debts become due;

               (i) a material decrease in the value of the Collateral, or any other collateral securing payment of the Obligations.

               (j) if the Borrower (i) shall file a petition or request for liquidation, reorganization, arrangement, adjudication as a bankrupt, relief as a debtor or other relief under the bankruptcy, insolvency or similar laws of the United States of America or any state or territory thereof or any foreign jurisdiction, now or hereafter in effect; (ii) shall make a general assignment for the benefit of creditors; (iii) shall consent to the appointment of a receiver or trustee for the Borrower or any of its assets, including, without limitation, the appointment of or taking possession by a "custodian" as defined in the federal Bankruptcy Code; (iv) make any, or send notice of any intended, bulk sale; or (v) shall execute a consent to any other type of insolvency proceeding (under the federal Bankruptcy Code or otherwise) or any formal or informal proceeding for the dissolution or liquidation of, or settlement of claims against or winding up of affairs of, the Borrower; provided, however, that the consent by DDI to the transfer of its assets to NCFC in March 1996, and the subsequent sale and disposition of those assets by NCFC, and the termination of DDI's business operations, is not deemed to be an event of default under paragraph 7.1(d), (j) or (k).

               (k) the appointment of a receiver, trustee, custodian or officer performing similar functions for the Borrower or any of its assets, including, without limitation, the appointment of or taking possession by a "custodian" as defined in the federal Bankruptcy Code; or the filing against the Borrower of a request or petition for liquidation, reorganization, arrangement, adjudication as a bankrupt or other relief under the bankruptcy, insolvency or similar laws of the United States of America or any state or territory thereof or any foreign jurisdiction, now or hereafter in effect; or the institution against the Borrower of any other type of insolvency (under the federal Bankruptcy Code otherwise) or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against or winding up of affairs of the Borrower, and the failure to have such appointment vacated or such petition or proceeding dismissed within sixty (60) days after such appointment, filing or institution.

          7.2 Rights of the Lender. Upon the occurrence of an event of default under Section 7.1 hereof: (a) the Lender shall have, in addition to all other rights provided herein, the rights and remedies of a secured party under the New York Uniform Commercial Code; and (b) the Lender may sell and deliver any or all Receivables and any or all other security and Collateral held by the Lender or for the Lender at public or private sale upon prior notice to the Borrower if required by law, for cash, upon credit or otherwise, at such prices and upon such terms as are commercially reasonable; and (c) in addition to all other sums due the Lender, the Borrower will pay to the Lender upon demand all costs and expenses incurred by the Lender, including reasonable attorneys' fees and expenses, to obtain or enforce payment of Receivables or Obligations, or in the prosecution or defense of any action or proceeding either against the Lender or against the Borrower concerning any matter arising out of or connected with this Agreement or the Collateral or Obligations and all Supplemental Agreements, if any, or otherwise due pursuant to the terms of this Agreement. Any requirement of reasonable notice shall be met if such notice is mailed postage prepaid to the Borrower at the Borrower's address as set forth herein at least ten (10) days before the time of sale or other disposition. The Lender may be the purchaser at any such sale, if it is public, and, in the event the Lender is the purchaser, the Lender shall have all the rights of a good faith, bona fide purchaser for value from a secured party after default. The proceeds of sale shall be applied first to all costs and expenses of sale, including reasonable attorneys' fees and expenses, and second to the payment (in whatever order the Lender elects) of all Obligations, and any remaining proceeds shall be applied in accordance with the provisions of Part 5 of Article 9 of the New York Uniform Commercial Code. The Borrower shall remain liable to the Lender for any deficiency. Failure by the Lender to exercise any right, remedy or option under this Agreement or any present or future Supplemental Agreement or in any other agreement between the Borrower and the Lender, or delay by the Lender in exercising the same will not operate as a waiver. No waiver by the Lender will be effective unless it is in writing and then only to the extent specifically stated. Neither the Lender nor any party acting as the Lender's attorney pursuant to paragraph 2.12 hereof shall be liable for any good faith error of judgment or mistake of fact or law. The Lender's rights and remedies under this Agreement will be cumulative and not exclusive of any other right or remedy which the Lender may have.

     8. Other Provisions.

          8.1 Joint and Several Obligations. The obligations of DCI and DDI under this Agreement and the Supplemental Agreements shall be joint and several.

          8.2 Notices. All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made when delivered by hand, or one (1) business day after being delivered to a courier for overnight delivery, or five (5) business days after being deposited in the mail, certified or registered mail, with return receipt requested, addressed to the addresses set forth in the preamble to this Agreement, or to such other address as may be hereafter notified by the respective parties hereto.

          8.3 Setoff. All sums at any time standing to the Borrower's credit on the Lender's books and all of the Borrower's property at any time in the Lender's possession, or upon or in which the Lender has a lien or security interest shall be security for all Obligations. In addition to and not in limitation of the above, with respect to any deposits or property of the Borrower in the Lender's possession or control, now or in the future, the Lender shall have the right after default and demand hereunder to setoff all or any portion thereof, at any time, against any Obligations hereunder, without prior notice or demand to the Borrower.

          8.4 Counsel Fees and Expenses. The Borrower agrees to pay all reasonable counsel fees and expenses, including recording and filing fees, incurred by the Lender in connection with the financing evidenced by this Agreement as well as any reasonable fees and expenses of counsel which the Lender may hereafter reasonably incur in protecting, enforcing, increasing or releasing any security held by the Lender. The Borrower specifically authorizes the Lender to pay all such fees and expenses and charge the same to its loan account.
          8.5 Further Assurance. The Borrower agrees that at any time, or from time to time, upon the written request of the Lender, the Borrower will execute and deliver such further documents and do such other acts and things as the Lender may reasonably request in order to fully effect the purposes of this Agreement and the Supplemental Agreements.

          8.6 Construction. This Agreement and the Supplemental Agreements may not be amended orally.

          8.7 Successors. All rights of the Lender hereunder shall inure to the benefit of its successors and assigns, and all Obligations of the Borrower shall bind the successors and assigns of the Borrower.

          8.8 Duration of Lien. All Collateral described in this Agreement shall remain Collateral as security for the performance of all Obligations of the Borrower under this Agreement until all monies required to be paid under this Agreement have been finally and irrevocably paid in full and all Obligations on the part of the Borrower to be paid, kept and performed under this Agreement have been paid, kept and performed.

          8.9 Payments. The acceptance of any check, draft or money order tendered in full or partial payment of any Obligation hereunder is conditioned upon and subject to the receipt of final payment in cash.

          8.10 Exhibits and Schedules. All exhibits and schedules referred to herein and annexed hereto are hereby incorporated into this Agreement and made a part hereof.

          8.11 Governing Law. This Agreement shall be governed and construed in accordance with the internal laws of the State of New York, without regard to principles of conflicts of law.

          8.12 WAIVER OF RIGHT TO TRIAL BY JURY. THE BORROWER AND THE LENDER HEREBY WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT IN WHICH AN ACTION MAY BE COMMENCED ARISING OUT OF THIS AGREEMENT, THE COLLATERAL AND SUPPLEMENTAL AGREEMENTS OR ANY ASSIGNMENT THEREOF OR BY REASON OF ANY OTHER CAUSE OF DISPUTE BETWEEN THE BORROWER AND THE LENDER.

          8.13 CONSENT TO JURISDICTION. THE BORROWER AND THE LENDER AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE, OR ARISING OUT OF, THIS AGREEMENT OR ANY DOCUMENT EXECUTED IN CONNECTION HEREWITH, MAY BE COMMENCED IN NEW YORK STATE IN MONROE COUNTY, OR IN THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF NEW YORK, AND THE BORROWER WAIVES PERSONAL SERVICE OF PROCESS AND AGREES THAT A SUMMONS AND COMPLAINT COMMENCING AN ACTION OR PROCEEDING IN ANY SUCH COURT SHALL BE PROPERLY SERVED AND SHALL CONFER PERSONAL JURISDICTION IF SERVED BY REGISTERED OR CERTIFIED MAIL TO THE BORROWER, OR AS OTHERWISE PROVIDED BY THE LAWS OF NEW YORK STATE OR THE UNITED STATES.

          8.14 Reaffirmation.

               (a) DDI hereby reaffirms its obligations to Lobozzo pursuant to a Restated and Amended Subordinated Debenture in the face amount of $600,001, due January 31, 1998 (the "Lobozzo Debenture"), and DCI reaffirms its guaranty of the Lobozzo Debenture.

               (b) [Intentionally Omitted].

          9. Additional Requirements. In the event that the amount of the Loans as outstanding from time to time ever exceed the amount of Loans which would otherwise be permitted by the Borrowing Base by an amount of at least $300,000 (an "Overbase Amount"), then it is understood and agreed that, without the written consent of the Lender, no checks will be written on the Borrower's account with Manufacturers and Traders Trust Company (the "M&T Account") other than by Michael Julian, the Borrower's Secretary or Michael McCusker, the Borrower's Assistant Secretary. It is further understood and agreed that at the time that the Overbase Amount again falls below $300,000, then checks may be written on the M&T Account by any authorized signatory.

          10. Restatement. This Agreement restates, in its entirety, the October 1996 Credit Agreement.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered by the proper and duly authorized officers as of the date first above written.

                                       -------------------------------
                                       JOSEPH M. LOBOZZO II

                                       --------------------------------
                                       JOANNE LOBOZZO

                                       DELTA COMPUTEC INC.

                                       By: ___________________________
                                       Name:
                                       Title:

                                       DELTA DATA NET, INC.

                                       By: ____________________________
                                       Name:
                                       Title:

                                       SAI/DELTA, INC.

                                       By: ____________________________
                                       Name:
                                       Title:

                                  SCHEDULE 1


Secured Party                 Collateral                         Debtor
---------------------  ------------------------------  ------------------------
Forsythe/McArthur
Assoc.                   Communications Equipment          Delta Data Net, Inc.
First United Leasing     Communications Equipment          Delta Data Net, Inc.
VMX Credit Corp.         Computer Equipment                Delta Data Net, Inc.
Canon Financial
Services                 Communications Equipment          Delta Data Net, Inc.
Bell Atlantic Systems
Leasing                  Computer Equipment                Delta Computec Inc.
Oliver Allen Company     Computer Equipment                Delta Computec Inc.
National Canada
Finance Corp.            Spare Parts Inventory             Delta Computec Inc.

                                  SCHEDULE 2


                             Collateral Locations


Chicago

DCI c/o Harris Bank
311 West Monroe
3rd Floor
Chicago, Illinois  60606


Dallas

2100 N. Highway 360
Suite 1804
Grand Prarie, Texas 75050


Houston

14515 Briar Hills Parkway
Suite 117
Houston, Texas  77077


Philadelphia

1621 Loretta Avenue
Feasterville, Pennsylvania 19053


Rochester

366 White Spruce Boulevard
Rochester, New York  14623


Teterboro

900 Huyler Street
Teterboro, New Jersey 07608


Washington

122 Lafayette Avenue
Laurel, Maryland 20707

                                  SCHEDULE 3

                  Permitted Indebtedness (for Borrowed Money)

    Bell Atlantic Systems Capital Lease.

    8% Subordinated Debenture dated October 28, 1992, in the original principal amount of $600,001.00, payable to Joseph M. Lobozzo II, as amended and restated, and payable $200,000 per year, first payment due on January 31, 1998.

    Amended and Restated Promissory Note dated as of October 10, 1996, of Delta Computec Inc. in the original principal amount of $750,000, payable to National Canada Finance Corp.

                                 SCHEDULE 3(f)

                                  Trade Names


                        1.    DCI

                        2.    The DCI Companies

                        3.    PC Reserve

                        4.    R & M Associates

                        5.    Data Net

                        6.    Data Span

                        7.    SAI/Delta

                        8.    Computer Support Inc.

                        9.    Delta CompuTec Inc.

                         FIRST RESTATED PROMISSORY NOTE

$3,650,000                                      October 31, 1997

     For value received, DELTA COMPUTEC INC. ("DCI") and DELTA DATA NET, INC. ("DDI"), each of which is a New York corporation with its principal office at 900 Huyler Street, Teterboro, New Jersey 07608 (collectively, the "Borrower"), jointly and severally promise to pay to the order of JOSEPH M. LOBOZZO II and JOANNE LOBOZZO (collectively, the "Lender") on or before the Maturity Date, as such term is defined in that certain First Restated Credit Agreement dated the date hereof by and between DCI, DDI, Joseph M. Lobozzo II, Joanne Lobozzo, and SAI/Delta, Inc. ("SAI Delta"), as the same may hereinafter be amended, restated, modified or supplemented from time to time (as the same may be amended, restated, modified or supplemented from time to time, the "Credit Agreement"), in lawful money of the United States of America, at 690 Portland Avenue, Rochester, New York 14621 or, at Lender's option, at such other place as may be designated from time to time by the Lender, the principal sum of Three Million Six Hundred Fifty Thousand and 00/100 Dollars ($3,650,000.000), or, if less, the aggregate unpaid principal amount of all Loans, as such term is defined in the Credit Agreement, made by the Lender to the Borrower under the Credit Agreement, together with interest thereon as set forth in the Credit Agreement.

     The Lender shall inscribe on a schedule attached to this Restated Note, and any continuation thereof, all Loans and payments made on account of principal hereof and the dates thereof. Each such inscription shall be prima facie evidence of facts so set forth. No failure by the Lender to make and no error by the Lender in making such inscription shall affect the undersigned's obligation to repay when due all sums advanced under this Restated Note.

     No failure by the Lender hereof to exercise, and no delay in exercising, any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the holder of any right or power hereunder preclude any other right or power. The rights and remedies of the holder as herein specified are cumulative and not exclusive of any other rights or remedies which the holder may otherwise have.

     No modification, rescission, waiver, release or amendment of any provision of this Restated Note shall be made except by a written agreement subscribed by duly authorized officers of the Borrower and the Lender.

     Reference is hereby made to the Credit Agreement for provisions with respect to prepayment, collateral and rights of acceleration of the principal hereof on the occurrence of certain events.


     Borrower agrees to pay all reasonable costs and expenses incurred by the holder in enforcing this Restated Note or in collecting the indebtedness evidenced hereby, including, without limitation, if the holder retains counsel for any such purpose, reasonable attorneys' fees and expenses.

     Borrower hereby waives diligence, presentment, protest and demand, and also notice of protest, demand, dishonor and nonpayment of this Restated Note.

     This Restated Note shall be construed under and governed by the internal laws of the State of New York in effect from time to time without regard to principles of conflicts of laws.

     The obligations of the undersigned under this Restated Note are joint and several.

     THIS RESTATED NOTE IS ISSUED IN ORDER TO RESTATE, IN ITS ENTIRETY, AND EVIDENCE AND TO BE A SUBSTITUTE FOR, BUT NOT TO BE A PAYMENT, SATISFACTION, CANCELLATION OR A NOVATION OF THAT CERTAIN AMENDED AND RESTATED PROMISSORY NOTE OF THE BORROWER TO JOSEPH M. LOBOZZO II DATED OCTOBER 10, 1996 IN THE MAXIMUM PRINCIPAL AMOUNT OF $2,550,000 (THE "AMENDED AND RESTATED NOTE"); PROVIDED, HOWEVER, THAT THE SUBSTITUTION OF THIS RESTATED NOTE FOR THE AMENDED AND RESTATED NOTE DOES NOT EXTINGUISH THE INDEBTEDNESS EVIDENCED BY THE AMENDED AND RESTATED NOTE OR ANY PORTION THEREOF AND THE LIABILITIES OF THE BORROWER THEREUNDER AND HEREUNDER ARE CONTINUOUS.

                                    DELTA COMPUTEC INC.


                                    By: ______________________
                                    Name:
                                    Title:


                                    DELTA DATA NET, INC.


                                    By: ________________________
                                    Name:
                                    Title:

                                   SCHEDULE


Principal Amount    Date    Payments    Additional Loans    Balance

                   FIRST RESTATED GENERAL SECURITY AGREEMENT

     THIS FIRST RESTATED GENERAL SECURITY AGREEMENT (this "Restated Security Agreement") is made as of the 31st day of October 1997 by and among DELTA COMPUTEC INC. and DELTA DATA NET, INC., both New York corporations with their principal offices and places of business at 900 Huyler Street, Teterboro, New Jersey 07608 (collectively, "Debtor"), and JOSEPH M. LOBOZZO II, an individual with an office and place of business at 690 Portland Avenue, Rochester, New York ("Lobozzo") and JOANNE LOBOZZO, the wife of Lobozzo ("Joanne Lobozzo", and, together with Lobozzo, the "Secured Party").

                             W I T N E S S E T H :

     WHEREAS,   Debtor   executed  and  delivered  to  National  Canada  Finance
Corporation ("NCFC") a General Security Agreement dated April 1, 1994 (the "1994 Security Agreement"); and

     WHEREAS, on October 10, 1996, NCFC assigned to Lobozzo a portion of its rights under the 1994 Security Agreement; and

     WHEREAS, to the extent assigned to Secured Party, Debtor and Lobozzo amended and restated the 1994 Security Agreement in its entirety by a certain Amended and Restated General Security Agreement between Debtor and Lobozzo dated October 10, 1996 (the "October 10, 1996 Security Agreement"); and

     WHEREAS, the October 10, 1996 Security Agreement secures the payment of a certain Amended and Restated Promissory Note dated October 10, 1996 between Debtor and Lobozzo (the "October 10, 1996 Promissory Note"), which is governed by the terms of a certain Amended and Restated Credit Agreement dated October 10, 1996 between the Debtor and Lobozzo (the October 10, 1996 Credit Agreement"); and

     WHEREAS, the October 10, 1996 Credit Agreement has heretofore been amended seven times, by Amendment Nos. 1, 2, 3, 4, 5, 6 and 7, and, simultaneously with the execution hereof, the parties hereto will restate, in its entirety: (a) the October 10, 1996 Credit Agreement by a certain Restated Credit Agreement dated the date hereof by and among the Debtor, the Secured Party and SAI/Delta, Inc. (the "Restated Credit Agreement"); and (b) the October 10, 1996 Promissory Note by a certain Restated Promissory Note dated the date hereof by and among the Debtor and the Secured Party (the "Restated Promissory Note"); and

     WHEREAS, the parties hereto desire to also restate, in its entirety, the October 10, 1996 Security Agreement.

     NOW, THEREFORE, Debtor and Secured Party agree as follows:

     1. Security Interest. Debtor hereby grants to Secured Party a security interest ("Security Interest") in all personal property and fixtures of Debtor, of whatever kind and type and wherever located, whether now owned or hereafter acquired, including, without limitation, all fixtures, equipment, inventory, accounts, general intangibles, documents, instruments and chattel paper, together with all proceeds and products thereof in any form, and parts, accessories, attachments, special tools, additions and accessions thereto, and all increases therein or profits received therefrom, and in all substitutions therefor, and including any account items received by, or amounts deposited in, an account maintained by Borrower at any Lock Box maintained for the benefit of Secured Party (collectively, "Collateral").

     2. Indebtedness Secured. The Security Interest secures payment of the Restated Promissory Note and any amendment to, substitution for or replacement or modification thereof, including principal, interest and other amounts (i.e., attorney's fees, costs and expenses) under the Restated Promissory Note (the "Indebtedness"), which Restated Promissory Note is governed by the terms of the Restated Credit Agreement, and any amendment to, substitution for or replacement or modification thereof.

     3.  Representations  and  Warranties  of  Debtor.   Debtor  represents  and
warrants, and so long as any Indebtedness remains unpaid shall be deemed continuously to represent and warrant, that:

          (a) Debtor is the owner of the Collateral free of all security interests or other encumbrances, except the Security Interest and except as shown on Schedule 3(a) annexed hereto (collectively, "Permitted Encumbrances"), if any;

          (b) Debtor is duly organized and validly existing under the laws of the State of New York and is duly qualified and in good standing in every jurisdiction in which failure to do so qualified would have a material adverse effect on its business or assets;

          (c) Debtor is authorized to enter into this Restated Security Agreement and the execution, delivery and performance of this Agreement by Debtor will not violate, or be in contravention of, Debtor's certificate of incorporation, by-laws, or other corporate documents or any indenture, agreement or undertaking to which Debtor is a party or by which Debtor may be bound;

          (d) Debtor is engaged in business operations; Debtor's chief executive office is specified in the first paragraph of this Agreement; and Debtor's records concerning the Collateral are kept at one of the addresses specified on
Schedule 3(e) of this Agreement;

          (e) All of the Collateral is located at one of the addresses specified on Schedule 3(e) to this Agreement;

          (f) Any and all tradenames, division names, assumed names and other names under which Debtor transacts any part of its business are specified on
Schedule  3(f) annexed  hereto,  if any;

          (g) Each account, general intangible and Chattel Paper constituting Collateral is genuine and enforceable in accordance with its terms against the party obligated to pay it "Account Debtor"); and

          (h) The amount represented by Debtor to Secured Party as owing by each Account Debtor or by all Account Debtors is the correct amount actually and unconditionally owing by such Account Debtor or Debtors, except for normal cash discounts where applicable.

     4. Covenants of Debtor. So long as any Indebtedness remains unpaid, Debtor:

          (a) Will defend the Collateral against the claims and demands of all other parties including, without limitation, defenses, setoffs, claims and counterclaims asserted by any Account Debtor against Debtor and/or Secured Party, except, as to inventory, purchasers and lessees in the ordinary course of Debtor's business; will keep the Collateral free from all security interests or other encumbrances, except the Security Interest and except as shown of Schedule 3(a) hereto; and, except with respect to the sale or lease of Inventory in the ordinary course of Debtor's business, will not sell, transfer, lease, assign, deliver or otherwise dispose of any Collateral or any interest therein, or move the Collateral to any location except those specified on Schedule 3(e) without the prior written consent of Secured Party;

          (b) Will keep, in accordance with generally accepted accounting principles consistently applied, accurate and complete records concerning the Collateral; at Secured Party's request, will mark any and all such records to indicate the Security Interest; and will permit Secured Party or its agents at any reasonable time during regular business hours to inspect the Collateral and to audit and make extracts from such records or any of Debtor's books, ledgers, reports, correspondence or other records;

          (c) Will deliver to Secured Party upon demand, any Chattel Paper constituting, representing or relating to the Collateral or any part thereof, and any schedules, invoices, shipping, documents, delivery receipts, purchase orders, contracts or other documents representing or relating to the Collateral or any part thereof;

          (d) Will notify Secured Party promptly in writing of any change in Debtor's chief executive office, of any change in the address at which the Collateral or records concerning the Collateral are kept and of any change in Debtor's name, identity or corporate structure;

          (e) Will not, without Secured Party's written consent which consent will not be unreasonably withheld or delayed, make or agree to make any alteration, modification or cancellation of, or substitution for, or credits, adjustments or allowances on accounts, general intangibles or chattel paper constituting any Collateral (other than in the ordinary course of Debtor's business), and will notify Secured Party promptly of any material default by any Account Debtor in payment or other performance of his obligations with respect to any such Collateral;

          (f) Will keep the tangible Collateral in good condition and repair; and will not use the Collateral in violation of any provisions of this Security Agreement, of any applicable statute, regulation or ordinance or of any policy insuring the Collateral;

          (g) Will pay all taxes, assessments and other charges of every nature which may be levied or assessed against the Collateral; will insure the Collateral against risks, and in coverage, form and amount, satisfactory to Secured Party, and, will cause each policy to be payable additionally to Secured Party and deliver each policy or certificate of insurance therefor to Secured Party; and

          (h) In connection herewith, will execute and deliver to Secured Party such financing statements, assignments (including, without limitation, if any of Debtor's accounts arise out of contracts with the United States or any department, agency or instrumentality thereof, assignments required to comply with the Federal Assignment of Claims Act) and other documents, do such other things relating to the Security Interest as Secured Party may reasonably request, pay all costs of title searches and filing financing statements, assignments or other documents in all public offices requested by Secured Party; but will not, without the prior written consent of Secured Party, file or authorize or permit to be filed in any public office any financing statement naming Debtor as debtor and not naming Secured Party as secured party, except in connection with any Permitted Encumbrances.

     5. Verification of Collateral. Secured Party shall have the right to verify all or any Collateral in any reasonable manner and through any medium Secured Party may consider reasonably appropriate, and Debtor agrees to furnish all assistance and information and perform any acts which Secured Party may reasonably require in connection therewith.

     6. Notification and Payments. From time to time while the Lock Box Operating Agreement dated the date hereof between the Debtor and Manufacturers and Traders Trust Company is in force and effect, or any substitute arrangement, and in any event, after the occurrence of an Event of Default, (a) Secured Party may notify all or any Account Debtors of the Security Interest and may also direct such Account Debtors to make all payments on Collateral to Secured Party and (b) Secured Party may notify Debtor in writing, before or after notification to Account Debtors and without waiving in any manner the Security Interest, that any payment on and from the Collateral received by Debtor (i) shall be held by Debtor in trust for Secured Party in the medium in which received; (ii) shall not be commingled with any assets of Debtor; and (iii) shall be turned over to Secured Party not later than the next business day following the day of their receipt. All payments on and from Collateral received by Secured Party directly or from Debtor shall be applied to the Indebtedness in such order and manner and at such time as Secured Party shall, in its sole discretion, determine.

     7. Events of Default.

          (a) The occurrence of an Event of Default under the Restated Credit Agreement shall constitute an Event of Default hereunder.

          (b) Upon the happening of any Event of Default, Secured Party's rights and remedies with respect to the Collateral shall be those of a Secured Party under the Uniform Commercial Code and under any other applicable law, as the same may from time to time be in effect, in addition to those rights granted herein and in any other agreement now or hereafter in effect between Debtor and Secured Party. Secured Party may require Debtor to assemble the Collateral and make it available to Secured Party at a place or places designated by Secured Party.

          (c) Without in any way requiring notice to be given in the following manner, Debtor agrees that any notice by Secured Party of sale or disposition of any Collateral, whether required by the Uniform Commercial Code or otherwise, shall constitute reasonable notice to Debtor if such notice is mailed by regular mail, postage prepaid, at least ten (10) days prior to such action, to the address of Debtor set forth in the first paragraph of this Restated Security Agreement or to any other address which Debtor has specified in writing to Secured Party as the address to which notices hereunder shall be given to Debtor.

          (d) Debtor agrees to pay on demand all reasonable costs and expenses incurred by Secured Party in enforcing this Restated Security Agreement, in realizing upon or protecting any Collateral, including, without limitation, if Secured Party retains counsel for advise, suit, insolvency proceedings or any of the above purposes, the reasonable attorneys' fees and expenses incurred by Secured Party.

     8. Miscellaneous.

          (a) Debtor hereby authorizes Secured Party, at Debtor's expense, to file such financing statement or statements relating to the Collateral without Debtor's signature thereon as Secured Party at its option may reasonably deem appropriate, and appoints Secured Party as Debtor's attorney-in-fact (without requiring Secured Party) to execute any such financing statement or statements in Debtor's name and to perform all other acts which Secured Party deems reasonably appropriate to perfect and continue the Security Interest and to protect and preserve the Collateral.

          (b) After the occurrence of an Event of Default hereunder, Secured Party may demand, collect and sue on any of the accounts, chattel paper and general intangibles (in either Debtor's or Secured Party's name at the latter's option) with the right to enforce, compromise, settle or discharge such Collateral, and may indorse Debtor's name on any and all checks, commercial paper, and any other instruments pertaining to or constituting such Collateral.

          (c) Upon Debtor's failure to perform any of its duties hereunder, Secured Party may, but shall not be obligated to, perform any or all such duties in any reasonable manner, and Debtor shall pay an amount equal to the expense thereof to Secured Party forthwith upon written demand by Secured Party.

          (d) No course of dealing and no delay or omission by Secured Party in exercising any right or remedy hereunder shall operate as a waiver thereof or of any other right or remedy, and no single or partial exercise thereof shall preclude any other or further exercise thereof or the exercise of any other right or remedy. Secured Party may remedy any default by Debtor hereunder in any reasonable manner without waiving the default remedied and without waiving any other prior or subsequent default by Debtor. All rights and remedies of, Secured Party hereunder are cumulative.

          (e) The rights and benefits of Secured Party hereunder shall, if Secured Party so agrees, inure to any party acquiring any interest in the Indebtedness or any part thereof.

          (f) Secured Party and Debtor as used herein shall include the heirs, executors or administrators, or successors or assigns, of those parties.

          (g) No modification, rescission, waiver, release or amendment of any provisions of this Restated Security Agreement shall be binding except by a written agreement subscribed by Debtor and by Secured Party.

          (h) This Restated Security Agreement is made under, and shall be governed by and construed under the laws of the State of New York applicable to contracts made and to be performed entirely within the State of New York and without giving effect to choice of law principles of the State of New York.

          (i) All terms, unless otherwise defined in this Restated Security Agreement or in any financing statement, shall have the definitions set forth in the Uniform Commercial Code adopted in New York State, as the same may from time to time be in effect.

          (j) This Restated Security Agreement is and is intended to be a continuing agreement and shall remain in full force and effect until all of the Indebtedness shall be finally and irrevocably paid in full.

          (k) This Restated Security Agreement amends and restates, in its entirety, the October 10, 1996 Security Agreement.

                                    DELTA COMPUTEC INC.
                                    By:
                                    Name:
                                    Title:

                                    DELTA DATA NET, INC.
                                    By:
                                    Name:
                                    Title:
                                    ----------------------------------
                                    JOSEPH M. LOBOZZO II

                                    -----------------------------------
                                    JOANNE LOBOZZO

                                 SCHEDULE 3(a)


                       Permitted Liens and Encumbrances


            Security Interest in spare parts inventory granted to NCFC.

                                 SCHEDULE 3(e)


                             Collateral Locations


Chicago

DCI c/o Harris Bank
311 West Monroe
3rd Floor
Chicago, Illinois  60606


Dallas

2100 N. Highway 360
Suite 1804
Grand Prairie, Texas  75050


Houston

14515 Briar Hills Parkway
Suite 117
Houston, Texas  77077


Philadelphia

1621 Loretta Avenue
Feasterville, Pennsylvania  19053


Rochester

366 White Spruce Boulevard
Rochester, New York  14623


Teterboro

900 Huyler Street
Teterboro, New Jersey  07608


Washington

122 Lafayette Avenue
Laurel, Maryland  20707

                                 SCHEDULE 3(f)

                                  Trade Names


                              1.    DCI

                              2.    The DCI Companies

                              3.    PC Reserve

                              4.    R & M Associates

                              5.    Data Net

                              6.    Data Span

                              7.    SAI/Delta

                              8.    Computer Support Inc.

                              9.    Delta CompuTec Inc.

                                FIRST RESTATED
                         UNLIMITED CONTINUING GUARANTY


     THIS FIRST RESTATED UNLIMITED CONTINUING GUARANTY, ("Restated Guaranty") is dated as of the 31st day of October 1997 and is made by SAI/DELTA, INC. (the "Guarantor"), a Florida Corporation, in favor of JOSEPH M. LOBOZZO II, an individual with an office and place of business at 690 Portland Avenue, Rochester, New York ("Lobozzo") and JOANNE LOBOZZO, the wife of Lobozzo with an address of 756 Rock Beach Road, Rochester, New York ("Joanne Lobozzo"). Lobozzo and Joanne Lobozzo are hereinafter collectively referred to as the "Lender".

     WHEREAS, Delta Computec, Inc. and Delta Data Net, Inc. (collectively, "Borrower") and National Canada Finance Corp. ("NCFC") entered into a certain Credit Agreement dated as of April 1, 1994, as amended by Credit Agreement Amendment No. 1 dated November 17, 1994, Credit Agreement Amendment No. 2 dated January 24, 1995, Credit Agreement Amendment No. 3 dated April 3, 1995, Credit Agreement Amendment No. 4 dated May 1, 1995 and Credit Agreement Amendment No. 5 dated October 27, 1995 (as amended, the "Credit Agreement"); and

     WHEREAS, Borrower executed and delivered to NCFC a Promissory Note dated April 1, 1994, as amended and restated by an Amended and Restated Promissory Note dated May 1, 1995 and as further amended and restated by a Third Amended and Restated Promissory Note dated October 27, 1995 (as amended and restated, the "Promissory Note"); and

     WHEREAS, Guarantor is a wholly owned subsidiary of the Borrower; and

     WHEREAS, on March ___, 1995, Guarantor executed and delivered to NCFC its Continuing Unlimited Guaranty (the "NCFC Guaranty") pursuant to which it guarantied all of the obligations of Borrower to NCFC under the Credit Agreement and the Promissory Note; and

     WHEREAS, on October 10, 1996, NCFC assigned to the Lender all but $750,000 of the indebtedness owed to NCFC by Borrower evidenced by the Credit Agreement and the Promissory Note and all of its right, title and interest in certain documents executed in connection with the Credit Agreement and the Promissory Note, including all of its right, title and interest in the NCFC Guaranty; and

     WHEREAS, on October 10, 1996, Lobozzo and the Borrower amended and restated the Credit Agreement (as amended and restated, the "October 10, 1996 Credit Agreement") and the Promissory Note (as amended and restated, the "October 10, 1996 Promissory Note") as such documents related to the indebtedness assigned by NCFC to Lender; and

     WHEREAS, by an Amended and Restated Unlimited Continuing Guaranty dated October 10, 1996 (the "October 10, 1996 Guaranty"), Lobozzo and the Guarantor amended and restated the NCFC Guaranty; and

     WHEREAS, the Amended and Restated Credit Agreement has heretofore been amended seven times, by Amendment Nos. 1, 2, 3, 4, 5, 6 and 7, thereto, and, simultaneously with the execution hereof, the parties hereto will restate, in its entirety: (a) the October 10, 1996 Credit Agreement by a Restated Credit Agreement dated the date hereof (the "Restated Credit Agreement") ; and (b) the October 10, 1996 Promissory Note by a Restated Promissory Note dated the date hereof (the "Restated Promissory Note"); and

     WHEREAS, Lender and the Guarantor desire to also restate, in its entirety, the October 10, 1996 Guaranty;

     NOW, THEREFORE, the Guarantor hereby unconditionally guarantees to Lender the full and prompt payment when due of all sums at any time owing by, and the punctual performance of all liabilities and obligations of, the Borrower to the Lender, now existing or hereafter arising, under the Restated Credit Agreement, as the same may hereinafter be amended, supplemented, modified or replaced, and the Restated Promissory Note, as the same may hereinafter be amended, supplemented, modified or replaced, or in connection with any transaction occurring pursuant thereto, however and whenever created, whether primary or secondary, joint or several, absolute, contingent, or conditional, due or to become due.

          1. The Guarantor shall be liable to Lender for all reasonable attorneys' and paralegals' fees and expenses reasonably incurred, if any action or proceeding is brought to enforce this Restated Guaranty or if any claim hereunder is referred to an attorney for collection.

          2. This Restated Guaranty is a primary obligation of the Guarantor. The liability of the Guarantor hereunder is direct and may be enforced without requiring Lender first to resort to any other right, remedy or security. Nothing shall discharge or satisfy the liability of the Guarantor hereunder except the full payment and performance of all of the obligations hereby guaranteed, with interest (as provided in the Restated Credit Agreement) until fully paid. This Restated Guaranty shall not be impaired or affected by, nor shall the Guarantor have any defense hereto based upon: (a) any modification, supplement, extension, or amendment of any contract or agreement to which the parties thereto may hereafter agree (including, without limitation, any modification, supplement, extension, or amendment that has the effect of increasing the outstanding or maximum amount of the obligations hereby guaranteed); (b) any modification, release or other alteration of any of the obligations hereby guaranteed or of any security therefore; (c) any agreement or arrangement whatsoever with the Guarantor or anyone else; (d) any failure of Lender to perfect its security interest in and liens on, or to preserve its rights to, any collateral; or (e) the validity, legality, regularity, or enforceability of any of the obligations hereby guaranteed, or of the Restated Credit Agreement, the Restated Promissory Note or any other agreement or instrument relating to the obligations hereby guaranteed. This Restated Guaranty is a continuing guaranty which shall remain effective during the term of the Restated Credit Agreement and the Restated Promissory Note, and any amendment, renewal, replacement or restatement thereof, and until all obligations hereby guaranteed have been paid in full. The death, dissolution, liquidation, merger, consolidation, or other change of form of the Guarantor or any other guarantor of the obligations hereby guaranteed shall not cause the termination of this Restated Guaranty. Any releases which may be given by Lender to any one or more other guarantors of the obligations hereby guaranteed shall not release the Guarantor from this Restated Guaranty. Termination by any other guarantor of any guaranty of the obligations hereby guaranteed shall not affect the continuing liability of the Guarantor hereunder.

          3. Lender's books and records showing the accounts between Lender and the Guarantor shall be admissible in any action or proceeding and shall constitute prima facie proof thereof.

          4. All rights of the Guarantor to subrogation, reimbursement or indemnity of any kind, or to recourse to security for the debts and obligations to Lender, arising from payment by the Guarantor hereunder, are hereby subrogated to the rights of Lender under this Restated Guaranty until all Obligations (as such term is defined in the Restated Credit Agreement) of Borrower to Lender are paid in full.

          5. All sums at any time to the credit of the Guarantor and any property of the Guarantor at any time in the possession of Lender or any affiliate may be held by Lender or such affiliate as security for any and all obligations of the Guarantor to Lender, no matter how or when arising, whether absolute or contingent, whether due or to become due and whether under this Restated Guaranty or the Restated Credit Agreement, and the Restated Promissory Note and other documents relating thereto. In addition, whenever the obligations hereby guaranteed, or any part thereof, are due and payable by the Guarantor, then Lender or any affiliate may without prior notice to or demand on the Guarantor, elect in its sole discretion to set off against the obligations hereby guaranteed any and all moneys then or thereafter owed to the Guarantor by Lender or such affiliate, whether or not the indebtedness or the obligation to pay such moneys is then due. Lender or such affiliate shall be deemed to have exercised this right immediately at the time of its election even through any charge therefor is made or entered on Lender's or such affiliate's records subsequent to that time. All reasonable costs and expenses, including, without limitation, attorneys' and paralegals' fees (based on hours expended at standard hourly billing rates) paid or incurred by Lender or such affiliate in connection with any such setoff shall be paid by the Guarantor upon demand.

          6. All payments by the Guarantor pursuant to this Restated Guaranty shall be made to Lender at the address for payments specified in the Restated Credit Agreement. Any payment received by Lender from the Guarantor shall be applied Lender as follows:

          First, to the payment of the reasonable costs and expenses of collection and all expenses (including, without limitation, any reasonable legal fees and disbursements and the allocated costs of in-house counsel), liabilities and advances made or incurred by Lender in connection therewith;

          Next, to Lender in accordance with the Restated Credit Agreement until all Obligations shall have been indefeasibly paid in full; and

          Finally, after payment in full of all Obligations and the termination of the Restated Credit Agreement, to the payment to the Guarantor, or its respective successors or assigns, or to whomsoever may be lawfully entitled to receive the same or as a court of competent jurisdiction may direct.

          7. Upon the occurrence of an Event of Default as provided in the Restated Credit Agreement, Lender may proceed to enforce this Restated Guaranty against the Guarantor.

          8. The Guarantor represents and warrants that it has adequate means to obtain on a continuing basis information concerning the financial condition and operating of the Borrower, and that it is not relying on Lender to provide such information at any time.

          9. The Guarantor acknowledges and agrees that it has received and expects to continue to receive material benefits as a result of entering into this Restated Guaranty and the transactions contemplated by the Restated Credit Agreement. If, however, a court of competent jurisdiction finally determines that, a to the Guarantor, the creation or the enforcement of this Restated Guaranty to any extent constitutes a fraudulent transfer under applicable law, then this Restated Continuing Guaranty shall thereupon be deemed modified so that the liability of the Guarantor under this Restated Guaranty shall be limited to the maximum amount for which this Restated Guaranty could be enforced without constituting a fraudulent transfer by the Guarantor.

          10. If, after receipt of any payment of all or any part of the obligations hereby guaranteed, Lender is for any reason compelled to refund or surrender such payment to any person or entity, because such payment is determined to be void or voidable as a preference, impermissible setoff, or a diversion of trust funds, or based on any claim of breach of contract, breach of warranty, illegality, invalidity, or fraud, or for any other reason, then this Restated Guaranty and the obligations intended to be paid by such payment shall be reinstated, if necessary, and shall continue in full force notwithstanding any contrary action which may have been taken by Lender in reliance upon such payment. Any such contrary action so taken shall be without prejudice to Lender's rights under this Restated Guaranty and shall be deemed to have been conditioned upon such payment having become final and irrevocable. Lender may defend, compromise, or pay any such claim to recover such payment as it elects in its sole discretion. The provisions of this paragraph shall survive the termination of this Restated Guaranty.

          11. No election by Lender to proceed in one form of action or proceeding, or against any party, or on any obligation, shall constitute a waiver of Lender's right to proceed in any other form of action or proceeding or against any other form of action or obligation. Specifically, but without limiting the generality of the foregoing, no action or proceeding by Lender against the Guarantor under any document or instrument evidencing or securing indebtedness of the Guarantor to Lender shall serve to diminish the liability of the Guarantor hereunder, except to the extent Lender realizes payment by such action or proceeding. The Guarantor hereby waives any defense based upon an election of remedies by Lender with respect to any property of the Guarantor or any other person which now or hereafter secures the obligations of the Guarantor to Lender, including but not limited to judicial foreclosure, exercise of power of sale or taking a deed or assignment in lieu of foreclosure as to any collateral, and the Guarantor shall be liable to Lender for any deficiency resulting from the exercise by Lender of any such remedy, even though any right of subrogation, reimbursement, or other right which the Guarantor may have against others might be diminished or destroyed. The Guarantor agrees that Lender shall not be under any obligation to marshal any assets in favor of the Guarantor or against or in payment of any or all of the obligations hereby guaranteed.

          12.  EXCEPT AS OTHERWISE  EXPRESSLY  PROVIDED  HEREIN,  THE  GUARANTOR
WAIVES: NOTICE OF ACCEPTANCE OF This RESTATED GUARANTY; THE RIGHT TO A JURY TRIAL IN ANY ACTION HEREUNDER OR ARISING OUT OF LENDER'S TRANSACTIONS WITH THE GUARANTOR, AND THE RIGHT TO ASSERT DEFENSES OTHER THAN PAYMENT, SETOFFS, AND COUNTERCLAIMS IN ANY SUCH ACTION; PRESENTMENT, DEMAND, PROTEST AND NOTICE OF DEMAND, DISHONOR, AND PROTEST AS TO ANY INSTRUMENT; NOTICE OF DEFAULT; NOTICE OF ANY AND ALL FAVORABLE AND UNFAVORABLE INFORMATION, FINANCIAL OR OTHER, ABOUT THE GUARANTOR HERETOFORE, NOW OR HEREAFTER LEARNED OR ACQUIRED BY LENDER; AND ALL OTHER NOTICES TO WHICH THE GUARANTOR MIGHT OTHERWISE BE ENTITLED. THE GUARANTOR CONFIRMS THAT THE FOREGOING WAIVER IS INFORMED AND VOLUNTARY.

          13. The Guarantor hereby represents and warrants that: (a) it has the corporate power and authority to execute, deliver, and perform this Restated Guaranty; (b) it has taken all necessary corporate action (including without limitation, obtaining any required approval of its stockholders) to authorize its execution, delivery, and performance of this Restated Guaranty; (c) no consent, approval, or authorization of, or filing with, any governmental authority, and on consent of any other person, is required in connection with its execution, delivery, and performance of this Restated Guaranty, except for those already duly obtained or made; (d) this Restated Guaranty has been duly executed and delivered by the Guarantor and constitutes its legal, valid, and binding obligation, enforceable against it in accordance with its terms without defense, setoff, or counterclaim; and (e) the Guarantor's execution, delivery, and performance of this Restated Guaranty do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any lien or encumbrance upon this property of the Guarantor (except as contemplated by this Restated Guaranty) by reason of the terms of (i) any mortgage, lease, agreement, or instrument to which it is a party or which is binding upon it, (ii) any judgment, law, statute, rule, or governmental regulation applicable to it, or (iii) its Certificate or Articles of Incorporation or By-Laws.

          14. This Restated Guaranty shall be binding upon the Guarantor's successors and assigns. Upon any assignment by Lender of its rights and obligations, or any part thereof, in accordance with the Restated Credit Agreement, such assignee shall become vested with Lender's rights and benefits hereunder to the extent of such assignment.

          15. All acts and transactions hereunder and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the State of New York, except that no doctrine of choice of law shall be used to apply the laws of any other state or jurisdiction.

          16. This Restated Guaranty constitutes the entire agreement of the Guarantor and Lender with respect to the subject matter hereof, and represents a restatement and replacement of the October 10, 1996 Guaranty in its entirety. This Restated Guaranty may not be modified, nor may any provision hereof or the observance thereof by waived, except in a written agreement signed by the Guarantor and Lender.

          17. The Guarantor agrees that, in addition to any other courts that may have jurisdiction under applicable law and rules, the Supreme Court of the State of New York in the County of Erie, and the United Stated District Court for the Western District of New York shall each have jurisdiction to hear and determine any claims or disputes pertaining directly or indirectly to this Restated Guaranty or to any matter arising herefrom. The Guarantor expressly submits and consents, in advance, to such jurisdiction in any action or proceeding in such courts, and agrees that venue shall be proper in such courts for all such matters, hereby waiving personal service of the summons and complaint, or other process or papers issued therein, and agreeing that service of such summons or complaint or other process or papers may be made by registered or certified mail (return receipt requested) addressed to it at 900 Huyler Street, Teterboro, New Jersey 07608, or at such other address of which it shall have notified Lender in writing.

          18.  Notwithstanding   anything  to  the  contrary  in  this  Restated
Guaranty, Lender may exercise all rights and remedies provided for herein and by law.

     IN WITNESS WHEREOF, the parties hereto have executed this Restated Guaranty on the date first above written.


                                    SAI/DELTA, INC.


                                    By:
                                    Name:
                                    Title:


                                    ----------------------------------
                                    JOSEPH M. LOBOZZO II


                                    ----------------------------------
                                    JOANNE LOBOZZO

STATE OF NEW YORK       )
COUNTY OF MONROE        )     SS.:


            On this _____ day of _________________ 1997, before me personally came ________________________________, to me known, who, being by me duly sworn,
did        depose       and       say       that       he       resides       in
____________________________________________,  that he is the  _____________  of
SAI/DELTA, INC., the corporation described in and which executed the above instrument; that he signed his name thereto by order of the Board of Directors of said corporation.




                                                Notary Public

STATE OF NEW YORK       )
COUNTY OF MONROE        ) ss.:

            On this _____ day of _________________ 1997, before me personally came JOSEPH M. LOBOZZO II, to me personally known and known to me to be the same person described in and who executed the foregoing instrument, and he acknowledged to me that he executed the same.

                                    --------------------------------
                                                Notary Public

STATE OF NEW YORK       )
COUNTY OF MONROE        ) ss.:

            On this _____ day of ___________________ 1997, before me personally came JOANNE LOBOZZO, to me personally known and known to me to be the same person described in and who executed the foregoing instrument, and she acknowledged to me that she executed the same.

                                    --------------------------------
                                    Notary Public

                                FIRST RESTATED
                          GENERAL SECURITY AGREEMENT


     THIS FIRST RESTATED GENERAL SECURITY AGREEMENT (this "Restated Security Agreement") is made as of the 31st day of October 1997 by and among SAI/DELTA, INC., a Florida corporation with its principal office and place of business at 10258 N.W. 46th Street, Sunrise, Florida 33351 ("Debtor"), and JOSEPH M. LOBOZZO II, an individual with an office and place of business at 690 Portland Avenue, Rochester, New York ("Lobozzo") and JOANNE LOBOZZO, the wife of Lobozzo ("Joanne Lobozzo", and, together with Lobozzo, the "Secured Party").

                             W I T N E S S E T H :

     WHEREAS, Debtor executed and delivered to National Canada Finance Corp. ("NCFC") a General Security Agreement dated March ___, 1995 (the "1995 Security Agreement");

     WHEREAS, on October 10, 1996, NCFC assigned to Lobozzo a portion of its rights under the 1995 Security Agreement; and

     WHEREAS, to the extent assigned to Secured Party, Debtor and Lobozzo amended and restated the 1995 Security Agreement in its entirety by a certain Amended and Restated General Security Agreement between Debtor and Lobozzo dated October 10, 1996 (the "October 1996 Security Agreement"); and

     WHEREAS, the October 1996 Security Agreement secures the payment of any and all obligations of the Debtor to Lobozzo under a certain Amended and Restated Unlimited Continuing Guaranty dated October 10, 1996 from the Debtor to Lobozzo (the "October 1996 Guaranty"), which October 1996 Guaranty guaranties payment of a certain Amended and Restated Promissory Note dated October 10, 1996 from DELTA COMPUTEC INC., a New York corporation, and DELTA DATA NET, INC., a New York corporation (collectively, the "Borrower"), to Lobozzo (the "October 1996 Promissory Note") any substitution for or replacement or modification thereof, which October 1996 Promissory Note is governed by the terms of a certain Amended and Restated Credit Agreement dated October 10, 1996 between the Borrower and Lobozzo (the "October 1996 Credit Agreement").

     WHEREAS, the October 1996 Credit Agreement has heretofore been amended seven times, by Amendment Nos. 1, 2, 3, 4, 5, 6 and 7, and, simultaneously with the execution hereof, the parties hereto will restate, in its entirety: (a) the October 1996 Credit Agreement by a certain Restated Credit Agreement dated the date hereof by and among the Borrower, the Debtor and the Secured Party (the "Restated Credit Agreement"); and (b) the October 10, 1996 Promissory Note by a certain Restated Promissory Note dated the date hereof by and among the Borrower and the Secured Party (the "Restated Promissory Note"); and

     WHEREAS, the parties hereto desire to also restate, in its entirety, the October 1996 Security Agreement.

     NOW, THEREFORE, Debtor and Secured Party agree as follows:

          1. Security Interest. Debtor hereby grants to Secured Party a security interest ("Security Interest") in all personal property and fixtures of Debtor, of whatever kind and type and wherever located, whether now owned or hereafter acquired, including, without limitation, all fixtures, equipment, inventory, accounts, general intangibles, documents, instruments and chattel paper, together with all proceeds and products thereof in any form, and parts, accessories, attachments, special tools, additions and accessions thereto, and all increases therein or profits received therefrom, and in all substitutions therefor (collectively, "Collateral").

          2. Indebtedness Secured. The Security Interest secures payment of any and all obligations of the Debtor to the Secured Party under a certain Restated Unlimited Continuing Guaranty dated the date hereof from the Debtor to the Secured Party, as the same may be amended from time to time (the "Indebtedness"), which Restated Unlimited Continuing Guaranty guaranties payment of the Restated Promissory Note dated the date hereof from the Debtor to the Secured Party and any substitution for or replacement or modification thereof, which Restated Promissory Note is governed by the terms of the Restated Credit Agreement.

          3. Representations and Warranties of Debtor. Debtor represents and warrants, and so long as any Indebtedness remains unpaid shall be deemed continuously to represent and warrant, that:

               (a) Debtor is the owner of the Collateral free of all security interests or other encumbrances, except the Security Interest and except as shown on Schedule 3(a) annexed hereto (collectively, "Permitted Encumbrances"), if any;

               (b) Debtor is duly organized and validly existing under the laws of the State of New York and is duly qualified and in good standing in every jurisdiction in which failure to do so qualified would have a material adverse effect on its business or assets;

               (c) Debtor is authorized to enter into this Restated Security Agreement and the execution, delivery and performance of this Agreement by Debtor will not violate, or be in contravention of, Debtor's certificate of incorporation, by-laws, or other corporate documents or any indenture, agreement or undertaking to which Debtor is a party or by which Debtor may be bound;

               (d) Debtor is engaged in business operations; Debtor's chief executive office is specified in the first paragraph of this Agreement; and Debtor's records concerning the Collateral are kept at one of the addresses specified on Schedule 3(e) of this Agreement;

               (e) All of the Collateral is located at one of the addresses specified on Schedule 3(e) to this Agreement;

               (f) Any and all tradenames, division names, assumed names and other names under which Debtor transacts any part of its business are specified on Schedule 3(f) annexed hereto, if any;

               (g)  Each   account,   general   intangible   and  Chattel  Paper
constituting Collateral is genuine and enforceable in accordance with its terms against the party obligated to pay it "Account Debtor"); and

               (h) The amount represented by Debtor to Secured Party as owing by each Account Debtor or by all Account Debtors is the correct amount actually and unconditionally owing by such Account Debtor or Debtors, except for normal cash discounts where applicable.

          4. Covenants of Debtor.  So long as any  Indebtedness  remains unpaid,
Debtor:

               (a) Will defend the Collateral against the claims and demands of all other parties including, without limitation, defenses, setoffs, claims and counterclaims asserted by any Account Debtor against Debtor and/or Secured Party, except, as to inventory purchasers and lessees in the ordinary course of Debtor's business; will keep the Collateral free from all security interests or other encumbrances, except the Security Interest and except as shown of Schedule 3(a) hereto; and, except with respect to the sale or lease of Inventory in the ordinary course of Debtor's business, will not sell, transfer, lease, assign, deliver or otherwise dispose of any Collateral or any interest therein, or move the Collateral to any location except those specified on Schedule 3(e) without the prior written consent of Secured Party;

               (b) Will keep, in accordance with generally accepted accounting principles consistently applied, accurate and complete records concerning the Collateral; at Secured Party's request, will mark any and all such records to indicate the Security Interest; and will permit Secured Party or its agents at any reasonable time during regular business hours to inspect the Collateral and to audit and make extracts from such records or any of Debtor's books, ledgers, reports, correspondence or other records;

               (c) Will deliver to Secured Party upon demand, any Chattel Paper constituting, representing or relating to the Collateral or any part thereof, and any schedules, invoices, shipping, documents, delivery receipts, purchase orders, contracts or other documents representing or relating to the Collateral or any part thereof;

               (d) Will notify Secured Party promptly in writing of any change in Debtor's chief executive office, of any change in the address at which the Collateral or records concerning the Collateral are kept and of any change in Debtor's name, identity or corporate structure;

               (e) Will not, without Secured Party's written consent which consent will not be unreasonably withheld or delayed, make or agree to make any alteration, modification or cancellation of, or substitution for, or credits, adjustments or allowances on accounts, general intangibles or chattel paper constituting any Collateral (other than in the ordinary course of Debtor's business), and will notify Secured Party promptly of any material default by any Account Debtor in payment or other performance of his obligations with respect to any such Collateral;

               (f) Will keep the tangible Collateral in good condition and repair; and will not use the Collateral in violation of any provisions of this Restated Security Agreement, of any applicable statute, regulation or ordinance or of any policy insuring the Collateral;

               (g) Will pay all taxes, assessments and other charges of every nature which may be levied or assessed against the Collateral; will insure the Collateral against risks, and in coverage, form and amount, satisfactory to Secured Party, and, will cause each policy to be payable additionally to Secured Party and deliver each policy or certificate of insurance therefor to Secured Party; and

               (h) In connection herewith, will execute and deliver to Secured Party such financing statements, assignments (including, without limitation, if any of Debtor's accounts arise out of contracts with the United States or any department, agency or instrumentality thereof, assignments required to comply with the Federal Assignment of Claims Act) and other documents, do such other things relating to the Security Interest as Secured Party may reasonably request, pay all costs of title searches and filing financing statements, assignments or other documents in all public offices requested by Secured Party; but will not, without the prior written consent of Secured Party, file or authorize or permit to be filed in any public office any financing statement naming Debtor as debtor and not naming Secured Party as secured party, except in connection with any Permitted Encumbrances.

          5. Verification of Collateral. Secured Party shall have the right to verify all or any Collateral in any reasonable manner and through any medium Secured Party may consider reasonably appropriate, and Debtor agrees to furnish all assistance and information and perform any acts which Secured Party may reasonably require in connection therewith.

          6. Notification and Payments. From time to time while the Lock Box Operating Agreement dated the date hereof between the Debtor and Manufacturers and Traders Trust Company is in force and effect, or any substitute arrangement, and in any event, after the occurrence of an Event of Default, (a) Secured Party may notify all or any Account Debtors of the Security Interest and may also direct such Account Debtors to make all payments on Collateral to Secured Party and (b) Secured Party may notify Debtor in writing, before or after notification to Account Debtors and without waiving in any manner the Security Interest, that any payment on and from the Collateral received by Debtor (i) shall be held by Debtor in trust for Secured Party in the medium in which received; (ii) shall not be commingled with any assets of Debtor; and (iii) shall be turned over to Secured Party not later than the next business day following the day of their receipt. All payments on and from Collateral received by Secured Party directly or from Debtor shall be applied to the Indebtedness in such order and manner and at such time as Secured Party shall, in its sole discretion, determine.

          7. Events of Default.

               (a) The occurrence of an Event of Default under the Credit Agreement shall constitute an Event of Default hereunder.

               (b) Upon the happening of any Event of Default, Secured Party's rights and remedies with respect to the Collateral shall be those of a Secured Party under the Uniform Commercial Code and under any other applicable law, as the same may from time to time be in effect, in addition to those rights granted herein and in any other agreement now or hereafter in effect between Debtor and Secured Party. Secured Party may require Debtor to assemble the Collateral and make it available to Secured Party at a place or places designated by Secured Party.

               (c) Without in any way requiring notice to be given in the following manner, Debtor agrees that any notice by Secured Party of sale or disposition of any Collateral, whether required by the Uniform Commercial Code or otherwise, shall constitute reasonable notice to Debtor if such notice is mailed by regular mail, postage prepaid, at least ten (10) days prior to such action, to the address of Debtor set forth in the first paragraph of this Restated Security Agreement or to any other address which Debtor has specified in writing to Secured Party as the address to which notices hereunder shall be given to Debtor.

               (d) Debtor agrees to pay on demand all reasonable costs and expenses incurred by Secured Party in enforcing this Restated Security Agreement, in realizing upon or protecting any Collateral, including, without limitation, if Secured Party retains counsel for advise, suit, insolvency proceedings or any of the above purposes, the reasonable attorneys' fees and expenses incurred by Secured Party.

          8. Miscellaneous.

               (a) Debtor hereby authorizes Secured Party, at Debtor's expense, to file such financing statement or statements relating to the Collateral without Debtor's signature thereon as Secured Party at its option may reasonably deem appropriate, and appoints Secured Party as Debtor's attorney-in-fact (without requiring Secured Party) to execute any such financing statement or statements in Debtor's name and to perform all other acts which Secured Party deems reasonably appropriate to perfect and continue the Security Interest and to protect and preserve the Collateral.

               (b) After the occurrence of an Event of Default hereunder, Secured Party may demand, collect and sue on any of the accounts, chattel paper and general intangibles (in either Debtor's or Secured Party's name at the latter's option) with the right to enforce, compromise, settle or discharge such Collateral, and may indorse Debtor's name on any and all checks, commercial paper, and any other instruments pertaining to or constituting such Collateral.

               (c) Upon Debtor's failure to perform any of its duties hereunder, Secured Party may, but shall not be obligated to, perform any or all such duties in any reasonable manner, and Debtor shall pay an amount equal to the expense thereof to Secured Party forthwith upon written demand by Secured Party.

               (d) No course of dealing and no delay or omission by Secured Party in exercising any right or remedy hereunder shall operate as a waiver thereof or of any other right or remedy, and no single or partial exercise thereof shall preclude any other or further exercise thereof or the exercise of any other right or remedy. Secured Party may remedy any default by Debtor hereunder in any reasonable manner without waiving the default remedied and without waiving any other prior or subsequent default by Debtor. All rights and remedies of, Secured Party hereunder are cumulative.

               (e) The rights and benefits of Secured Party hereunder shall, if Secured Party so agrees, inure to any party acquiring any interest in the Indebtedness or any part thereof.

               (f) Secured Party and Debtor as used herein shall include the heirs, executors or administrators, or successors or assigns, of those parties.

               (g) No modification, rescission, waiver, release or amendment of any provisions of this Restated Security Agreement shall be binding except by a written agreement subscribed by Debtor and by Secured Party.

               (h) This Restated Security Agreement is made under, and shall be governed by and construed under the laws of the State of New York applicable to contracts made and to be performed entirely within the State of New York and without giving effect to choice of law principles of the State of New York.

               (i) All terms, unless otherwise defined in this Restated Security Agreement or in any financing statement, shall have the definitions set forth in the Uniform Commercial Code adopted in New York State, as the same may from time to time be in effect.

               (j) This Restated Security Agreement is and is intended to be a continuing Security Agreement and shall remain in full force and effect until all of the Indebtedness shall be finally and irrevocably paid in full.

               (k) This Restated Security Agreement amends and restates, in its entirety, the October 1996 Security Agreement.

                                    SAI/DELTA, INC.


                                    By:
                                    Name:
                                    Title:

                                    -----------------------------
                                    JOSEPH M. LOBOZZO II

                                    ------------------------------
                                    JOANNE LOBOZZO

                                 SCHEDULE 3(a)


                       Permitted Liens and Encumbrances


                                     None.

                                 SCHEDULE 3(e)


                             Collateral Locations



10258 N.W. 46th Street
Sunrise, Florida  33351

528 S. North Lake Boulevard
Ata Monte Springs, Florida  32701

900 Huyler Street
Teterboro, New Jersey  07608

366 White Spruce Boulevard
Rochester, New York  14623

                                 SCHEDULE 3(f)

                                  Trade Names

                                     None.