Form 10-K
period 1997-10-31
DELTA COMPUTEC INC
filed 1998-01-29
CIK 779338

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the
                      fiscal year ended October 31, 1997

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

          Securities registered pursuant of Section 12(b) of the Act:

                                                    Name of exchange
            Title of Each Class                    On Which Registered
            -------------------                    -------------------
         Common Stock $.01 par value                     ......

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES _       NO X

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $1,371,848. Market value is determined by reference to the price (average between bid and ask) of Registrant's Common Stock as reported on the NASD "Bulletin Board" as of the close of business on January 28, 1998.

      The number of common shares outstanding as of January 28, 1998 was 18,252,050.

                      DOCUMENTS INCORPORATED BY REFERENCE



                     Exhibit Index is located on Page 66

                                    PART I

Item 1.  BUSINESS
         --------

     A.  GENERAL
         -------
      Delta Computec Inc. (the "Registrant" or the "Company"), by itself and through its wholly-owned subsidiary, SAI Delta, Inc. ("SAI/Delta"), provides a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and geographic locations. (See discussion below regarding the Company's Intronet Division and the closing of this location in December, 1996). The Company's customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast. Technical services offered include, but are not limited to, design, product procurement, installation, maintenance, help desk, premise wiring services, network administration and on-site technical management and consulting.

      While the Company maintains its corporate headquarters in Rochester, New York, its main operation center is located in Teterboro, New Jersey. The Northeast and Mid-Atlantic regions are both serviced from Teterboro while other areas of the country are supported by branch locations in: Altamonte Springs, Florida; Sunrise, Florida; Beltsville, Maryland, which operation was subsequently moved to Newark, Delaware in September, 1997; Feasterville, Pennsylvania, which operation was subsequently moved to Trevose, Pennsylvania, in June, 1996; Syracuse, New York, which operation was subsequently closed and moved to the Company's main operation center in Teterboro, New Jersey in July, 1995; and Wilmington, Delaware, which operation was subsequently moved to Newark, Delaware, in March, 1995. The Company also had locations in: Atlanta, Georgia, subsequently closed in September, 1996, although the Company continues to service customers through an employee located in the Atlanta area; Escondido, California, subsequently closed in September, 1997; and Waltham, Massachusetts, at which location management decided, in the fourth quarter of Fiscal 1996, to terminate operations in the Company's Intronet Division and eventually closed this office in December, 1996. The Company, a New York Corporation, is qualified to do business in California, Connecticut, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Ohio, Pennsylvania, Texas and New Jersey.

      The Company has commenced proceedings to dissolve Data Net and Computer Support, Inc., a Georgia corporation, and R&M Associates - Electronic Data Products Service, Inc., all of which are inactive, wholly-owned subsidiaries of the Company. (See Item 3, Legal Proceedings).

Termination of Business of Delta Data Net, Inc.
-----------------------------------------------

      In November, 1992, the Company, through its wholly-owned subsidiary, Delta Data Net, Inc. ("Data Net"), completed the acquisition (the "Willcox & Gibbs Acquisition") of certain of the assets, and the assumption of certain of the liabilities of Willcox & Gibbs Data Net, Inc. ("W&G Data Net"), and Dataspan Systems, Inc. ("W&G Dataspan"), subsidiaries of Willcox & Gibbs, Inc. ("Willcox & Gibbs"). The historical focus of W&G Data Net's business prior to the Willcox & Gibbs Acquisition had been the sale of Data Communications hardware and test equipment. W&G Dataspan had focused exclusively on the sale and assembly of cables used in data communication applications. Because of the significant and continuing losses in Data Net's business lines since the Willcox & Gibbs Acquisition, on March 21, 1996, the Registrant filed a Form 8-K Current Report (the "March, 1996 Form 8-K Report") announcing that, effective March 8, 1996, Data Net had terminated its business operations and had surrendered all of its assets to its commercial lender. (See "A Return to the Company's Core Business", and "Additional Changes In NCFC Financing Arrangements, NCFC Forbearance Agreement And Amendments to NCFC Forbearance Agreement", below, and Item 13, "Certain Transactions - Lobozzo Transactions"). The Company has commenced the process of dissolving Data Net and two other inactive subsidiaries, Computer Support, Inc. and R&M Associates - Electronic Data Product Services, Inc.

Closing of the Intronet Division
--------------------------------

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

SAI/Delta Transaction
---------------------

      In December, 1994, the Company acquired the balance of ownership (33%) in the technical services company of which it had been the majority owner, SAI/Delta, which operated from SAI/Delta's two Florida offices in Altamonte Springs and Sunrise.

      In addition to the termination of the business operations of Data Net and the closing of the Intronet Division, other significant events which occurred in Fiscal 1995, Fiscal 1996 and Fiscal 1997 included:

1.   Changes In The Company's Senior Management
     ------------------------------------------

     In March, 1995 and May, 1995, respectively, L. Rodger Loomis, President and Chief Executive Officer, and Peter D. Smith, Chief Financial Officer, resigned as officers of the Registrant and all of its subsidiaries. Following these resignations, John T. DeVito ("DeVito") was named President and Chief Operating Officer, and the Registrant's Board of Directors performed services as an executive management committee. A copy of the letter of employment between the Company and DeVito was annexed to the Registrant's Form 10-K Report for the year ended October 31, 1996 (the "1996 Form 10-K Report"). In April, 1995, the position of Chief Accounting Officer was filled by Walter Struble, who sadly and unexpectedly died at the age of 41 years in December, 1995. In February, 1996, the position of Chief Financial Officer and Chief Accounting Officer was filled by Frank J. Donnelly ("Donnelly"). A copy of the letter of employment between the Company and Donnelly is annexed as Exhibit A to this Form 10-K Report. In order to assist in the focusing of efforts on its core business operations as well as to further its strategic objectives, Edward Drohan ("Drohan") joined the Registrant in June, 1996 as its Vice President, Sales and Marketing. A copy of the letter of employment between the Company and Drohan was annexed to the 1996 Form 10-K Report.

2.   A Return To The Company's Core Business
     ---------------------------------------

     In April, 1995, management and the Board of Directors determined to return the Company's strategic direction back to its core business of providing technical integration services to customers while de-emphasizing the product distribution aspects of Data Net. The decision was based on the large overhead costs necessary to support the business of Data Net as well as anticipated changes in market conditions leading to increased competition and lower gross margins.

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

     As reported in Item 1, A, above, because of the significant and continuing losses in Data Net's business lines since the Willcox & Gibbs Acquisition, Data Net terminated its business operations effective March 8, 1996 and surrendered all of its assets to its commercial lender.

     As further reported in Item 1, A, above, in August, 1996, management decided to terminate operations at the Company's Intronet Division located in Waltham, Massachusetts and closed the Intronet Division in December, 1996.

3.   Changes In Registrant's Financing and Debt Position
     ---------------------------------------------------

     Loan Agreements
     ---------------

     As reported in the 1996 Form 10-K Report, on May 1, 1995, the Company entered into an agreement (the "May 1995 NCFC Agreement") with its then commercial lender, National Canada Finance Corp. ("NCFC"), and with Joseph
     M. Lobozzo II ("Lobozzo"), an officer, director and the Company's controlling shareholder, to provide for an additional $700,000 of financing through an Overadvance Lending Facility (the "Overadvance Facility"). The May, 1995 NCFC Agreement required Lobozzo to advance the first $400,000 (the "Lobozzo Commitment") before NCFC was required to advance any of its $300,000 portion of the Overadvance Facility. The Lobozzo Commitment was critical in providing increased working capital to the Company. The Overadvance Facility was reported in a Form 8-K Current Report dated May 4, 1995. As partial consideration for the Lobozzo Commitment, the Company also issued an option to Lobozzo exercisable through May 20, 1999, to purchase an additional 11,440,475 of the Company's common shares (the "May 1995 Lobozzo Option") at a total exercise price of $10. The principal of the Lobozzo Commitment outstanding at October 31, 1996 was $400,000. In May, 1997, the remaining principal balance outstanding on the Lobozzo Commitment was paid in full, and the documents upon which it was based were terminated.

     In February, 1997, Lobozzo transferred half of the May 1995 Lobozzo Option to his wife, Joanne M. Lobozzo ("Joanne Lobozzo"). In February, 1997, Lobozzo and Joanne Lobozzo exercised their portions of the Second Restated May 1995 Lobozzo Option (as herein defined) and in February, 1997 received, respectively, 5,720,238 (Lobozzo) and 5,720,237 (Joanne Lobozzo) common shares of the Registrant. The Registrant considered that, as a result of the issuance and subsequent exercise of the Second Restated May 1995 Option Agreement and the issuance of the 5,720,237 common shares to Joanne Lobozzo, Joanne Lobozzo also became a control person of the Registrant. Lobozzo remains a control person of the Registrant. (See the Form 8-K Current Report dated February 20, 1997, the "February, 1997 8-K Report"). (See Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", below).

     The termination of the May, 1995 NCFC Agreement and of the Lobozzo Commitment was reported in the Registrant's Form 10-Q Quarterly Report for the period ended April 30, 1997 filed in June, 1997 (the "April, 1997 Form 10-Q Report"). The Registrant's lending agreement with its commercial lenders, who are also its principal shareholders and controlling persons, had been amended several times to, among other matters, extend the term of the lending agreement from December 10, 1996 to June 30, 1998. (See the April, 1997 Form 10-Q Report.) In October, 1997, the lending agreement with its commercial lenders was restated and amended. (See Amended 1995 Form 10-K Report, as herein defined). In January, 1998, the lending agreement with its commercial lenders was further amended to extend the terms of the lending agreement from June 30, 1998 to November 1, 1998. A copy of Amendment No. 1 to First Restated Credit Agreement is annexed as Exhibit B to this Form 10-K Report.

     In June, 1997, the Company and the Lender (as herein defined) agreed to further amend the Lobozzo Loan (as herein defined) in the following respects: (a) the maximum amount was increased from $2,550,000 to $2,950,000; (b) the Company was permitted to borrow up to 100% of Eligible Receivables (as defined in the Lobozzo Credit Agreement) against all Eligible Receivables which come into existence from and after June 7, 1997, and the Company was further permitted to borrow up to 130% of Eligible Receivables for Eligible Receivables which existed as of June 6, 1997; and
     (c) effective June 7, 1997, the rate of interest on all loans provided by the Lender which shall exceed the available Borrowing Base (as defined in the Lobozzo Credit Agreement, as herein defined) was increased to five percent (5%) over Prime Rate (as defined in the Lobozzo Credit Agreement). The interest rate applicable to all principal amounts under the Lobozzo Loan which are within the available Borrowing Base remains at one and three quarters of one percent (1 and 3/4%) over Prime Rate, and the interest rate on the Lobozzo Loan in the event of maturity, by acceleration or otherwise, remains at three and three quarters of one percent (3 and 3/4%) over Prime Rate. (See the April, 1997 Form 10-Q Report.) At October 31, 1997, there was $2,865,000 outstanding on the Lobozzo Loan. As of December 31, 1997, there was $3,413,000 outstanding on the Lobozzo Loan.

     The Lobozzo Credit Agreement had been amended seven times, and, as of October 31, 1997, the Lobozzo Credit Agreement, Promissory Note, General Security Agreement of the Company and Data Net, Unlimited Continuing Guaranty of SAI/Delta and General Security Agreement of SAI/Delta were each restated and, together with Amendment No. 7, were annexed as Exhibits to Amendment No. 1 to 1995 Form 10-K (the "Amended 1995 10-K Report") - (See
     Item 13, below). The Lobozzo Credit Agreement was amended: (a) to provide for "Operating Budget Targets" to be prepared by management of the Borrower and as approved by the Board of Directors and the Lender from time to time: and (b) to provide that the maximum loan amount would be $2,950,000, and from October 1, 1997 through December 31, 1997, up to $3,650,000, and from January 1, 1998 through June 30, 1998, up to $3,350,000, provided in each instance, that the Company meets it Operating Budget Targets. The Lender also waived any non-compliance with regard to the Borrowing Base through the date of Amendment No. 7. In January, 1998, the Lender executed a Waiver and Consent as of January 29, 1998 (the "January 1998 Waiver"), a copy of which is annexed as Exhibit C to this Form 10-K Report, whereby the Lenders waived any non-compliance by the Company with certain provisions of the First Restated Credit Agreement, including Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without meeting those targets.

     As reported in the Registrant's Form 10-Q Quarterly Report for the period ended July, 1997 (the "July, 1997 Form 10-Q Quarterly Report"), on September 12, 1997, the Lender provided the Registrant with a letter agreeing to raise the Maximum Loan Amount of the Lobozzo Loan from $2,950,000, as included in the Amended and Restated Credit Agreement, as amended, to a level that will accommodate the Company's anticipated revenue growth and associated working capital needs, provided that: (1) the Company shall meet its Operating Budget Targets as approved from time to time by its Board of Directors; and (2) the Company's Loans in excess of the available Borrowing Base shall not exceed $700,000 for the period October 1, 1997 to December 31, 1997 and $400,000 for the period January 1, 1998 to June 30, 1998. This letter containing the aforesaid provisions was filed as an Exhibit to the July, 1997 Form 10-Q Report. (See Item 13, below). The January 1998 Waiver also waived any non-compliance with the Operating Budget Targets.

     Lobozzo Agreement To Provide Collateral For Performance And Payment Bonds
     -------------------------------------------------------------------------

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


4.   Additional Changes In NCFC Financing Arrangements, NCFC Forbearance Agree-
     --------------------------------------------------------------------------
     ment And Amendments To NCFC Forbearance Agreement
     -------------------------------------------------

     Forbearance Agreement
     ---------------------

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

     NCFC Restructuring
     ------------------

     The entire NCFC Restructuring was reported in a Form 8-K Current Report filed on October 24, 1996. On October 10, 1996, the Registrant restructured its principal commercial lending relationship whereby a major portion of the loan to the Registrant and Data Net from NCFC was purchased by Lobozzo, and the balance of the loan from NCFC to the Registrant and Data Net was restructured as a Term Loan (collectively, the entire transactions are referred to as the "NCFC Restructuring"). At October 31, 1997, and as of the date of the filing of this Form 10-K Report, there was $750,000 outstanding to NCFC under the Term Loan (the "Term Loan").

     Pursuant to the various agreements comprising the NCFC Restructuring, Lobozzo granted to the Registrant a loan (the "Lobozzo Loan"). As discussed in Item 3, above, the Lobozzo Credit Agreement had been amended seven times, and, as of October 31, 1997, the Lobozzo Credit Agreement, Promissory Note, General Security Agreement of the Company and Data Net, Unlimited Continuing Guaranty of SAI/Delta and General Security Agreement of SAI/Delta were each restated and, together with Amendment No. 7, was annexed as an Exhibit to Amendment No. 1 to 1995 Form 10-K.

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


     Subordinated Debentures
     -----------------------

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

     On November 25, 1996, the Registrant filed a Form 8-K Current Report stating that, as of October 31, 1996, the Registrant and the Sellers had signed a letter agreement (the "Rexel Letter Agreement"). Under the terms of the Rexel Letter Agreement, the Registrant purchased the Willcox and Gibbs Debenture, including principal and accrued interest, from the Sellers for the payment of $75,000, which payment was made in the first quarter of Fiscal 1997. The purchase of the Willcox & Gibbs Debenture has been recorded in the Registrant's Fiscal 1996 financial results as an extraordinary gain of $455,384 associated with such purchase of debt. (See
     Item 13, "Certain Transactions - Willcox & Gibbs Transactions").

     As of October 31, 1996 and 1997, Data Net had issued to Lobozzo an 8% subordinated debenture (the "Lobozzo Debenture") in the face amount of $600,001. As originally issued, principal payments were due on the Lobozzo Debenture in three annual installments of $200,000 commencing January 31, 1996, subject to meeting bank loan covenants under the NCFC Credit Agreement. The Registrant guaranteed the Lobozzo Debenture. At the time of issuance of the Lobozzo Debenture, the Registrant issued to Lobozzo an Option Agreement (the "1992 Lobozzo Option Agreement") which entitled Lobozzo to purchase up to 1,304,350 common shares of the Registrant at $.46 per common share. The Lobozzo Debenture and the 1992 Lobozzo Option Agreement were each restated in January, 1995, to extend certain payment provisions (respectively, the "Restated Lobozzo Debenture" and the "Restated 1992 Lobozzo Option Agreement"). The Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement were later further restated in February, 1997 when Lobozzo transferred to Joanne Lobozzo half of the Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement, and those documents have been reissued as the "Second Restated Lobozzo Debentures" and the "Second Restated Lobozzo Option Agreements" (See Item 13, "Certain Transactions - Lobozzo Transactions"). No payments of principal have been made on the Amended Second Restated Lobozzo Debentures, and the Second Restated Lobozzo Option Agreements remain unexercised as of the date of this Form 10-K Report. The Second Restated Lobozzo Debentures provided, with respect to each of the two debentures, that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1998. In January, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended to provide that the two Second Amended and Restated Lobozzo Debentures would be due in full in the amount of $300,000.50 (an aggregate of $600,001) on January 31, 1999. Copies of the two amended Second Amended and Restated Lobozzo Debentures are annexed as Exhibits D and E to this Form 10-K Report. The Second Amended and Restated Lobozzo Option Agreements were also amended in January, 1998 to extend their expiration dates to January 31, 1999. Copies of the two amended Second Amended and Restated Lobozzo Option Agreements are annexed as Exhibits F and G to this Form 10-K Report.

     Amendments To The Lobozzo Loan
     ------------------------------

     In November, 1996, the Lobozzo Loan was amended ("Amendment No. 1 to the Lobozzo Loan") to, among other matters, reduce the rate of interest on the May 1995 NCFC Agreement relative to the Lobozzo Commitment and, with regard to certain overline advances made by Lobozzo between July, 1996 and October 9, 1996 (the "1996 Additional Lobozzo Advances"), to reduce the rate of interest to the annual rate of interest charged on the Lobozzo Loan. As of December 10, 1996, the Lobozzo Loan was amended ("Amendment No. 2 to the Lobozzo Loan") to, among other matters, extend the term of the Lobozzo Loan to March 31, 1997, and then to June 30, 1998, and subsequently to November 1, 1998 (See Exhibit B to this Form 10-K Report). In February, 1997, the Lobozzo Loan was amended ("Amendment No. 3 to the Lobozzo Loan") to, among other matters, transfer half of the Lobozzo Loan, half of the 1996 Additional Lobozzo Advances, half of the Lobozzo Commitment, half of the Restated Lobozzo Debenture and half of the Overline Advances (consisting of amounts loaned in excess of the Borrowing Base provided by the Lobozzo Loan, the "Overline Advances") from Lobozzo to his wife, Joanne Lobozzo. As of February 18, 1997, the Lobozzo Loan was amended ("Amendment No. 4 to the Lobozzo Loan") to, among other matters, extend the term of the Lobozzo Loan to April 30, 1997. As of April 30, 1997, the Lobozzo Loan was amended ("Amendment No. 5 to the Lobozzo Loan") to, among other matters, extend the term of the Lobozzo Loan to June 30, 1998. As of June 9, 1997, the Lobozzo Loan was amended ("Amendment No. 6 to the Lobozzo Loan") to, among other matters, make the changes described in Section 1, A, 3, above. (See the April, 1997 Form 10-Q Report.) As of October 31, 1997, the Lobozzo Credit Agreement was amended ("Amendment No. 7 to the Lobozzo Loan"): (a) to provide for "Operating Budget Targets" to be prepared by management of the Borrower and as approved by the Board of Directors and the Lender from time to time: and (b) to provide that the maximum loan amount would be $2,950,000, and from October 1, 1997 through December 31, 1997, up to
     $3,650,000, and from January 1, 1998 through June 30, 1998, up to $3,350,000, provided in each instance that the Company meets it Operating Budget Targets. By the January 1998 Waiver, the Lenders also waived any non-compliance with regard to the Borrowing Base through the January 1998 Waiver.

     Restatement Of Lobozzo Credit Agreement Documents
     -------------------------------------------------

     As of October 31, 1997, the Lobozzo Credit Agreement, which had been amended seven times, and several of the documents executed simultaneously with, and as part of the transaction involving, the Lobozzo Credit Agreement (the Promissory Note, General Security Agreement of the Company and Data Net, the Unlimited Continuing Guaranty of SAI/Delta and the General Security Agreement of SAI/Delta) were restated to incorporate in one set of documents the changes made by the seven previous amendments. All restated documents were annexed as Exhibits to the Amended 1995 Form 10-K Report.


5.   Termination Of Data Net's Operations
     ------------------------------------

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

6.   Downsizing Of The Intronet Division
     -----------------------------------

     In the fall of 1995, the Company reduced the size of its operating staff, and eventually closed, the Waltham, Massachusetts office of the Intronet Division. (See "A Return to the Company's Core Business" and "Additional Changes In NCFC Financing Arrangements, Forbearance Agreement And Amendments To NCFC Forbearance Agreement", above).

7.   1995 And 1996 Additional Lobozzo Advances
     -----------------------------------------

     In addition to the above-discussed loans made by Lobozzo and Joanne Lobozzo to the Registrant, specifically, the Second Restated Lobozzo Debenture, the $400,000 Lobozzo Commitment, the Lobozzo Loan and the Overline Advances, Lobozzo has also made working capital loans (the "1995 Additional Lobozzo Advances") and the 1996 Additional Lobozzo Advances on a regular basis to the Registrant to assist it in the purchase of equipment for sale to customers and to meet its trade obligations. The 1995 Additional Lobozzo Advances were in the maximum amount of $354,128, including interest thereon, and have all been repaid. The 1995 Additional Lobozzo Advances, in addition to the $400,000 Lobozzo Commitment discussed above were both repaid in full. As of October 31, 1996 and 1997, $633,600 in principal relating to such 1996 Additional Lobozzo Advances was included in the total amount outstanding on the Lobozzo Loan. (See Item 13, "Certain Transactions Lobozzo Transactions".)

8.   Project Overruns
     ----------------

     As reported in the 1996 Form 10-K Report, at the time of the Intronet Acquisition in November, 1994, the Company entered into a major contract in excess of $4,000,000 with Hamilton College, located in Clinton, New York, to provide extensive on-campus computer access to all of the college's buildings. Actual costs incurred by the Company significantly exceeded contractual estimates. The Company asserted certain claims against the college and a subcontractor has asserted a claim against the Company (and has asserted a lien against the college), and the subcontractor has commenced a litigation against the Company's bonding company based upon the Company's performance bond seeking approximately $112,000 in damages. The College rejected a significant portion of the Company's claim, including the portion dealing with the claim of the subcontractor. The Company has not been named in the subcontractor's litigation. The Company has acquired from the subcontractor all of the subcontractor's claims against the College. The Company has commenced a litigation against the College and one of the College's employees asking compensatory and punitive damages. The College has asserted two counterclaims in the aggregate amount of $110,000. As of the date of this Form 10-K Report, the matter remains unresolved. (See Item 3, Legal Proceedings).

9.   Relocation Of Functions
     -----------------------

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

B. Services, Products And Markets
   ------------------------------

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

     1. Technical Services
        ------------------

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

          In Fiscal 1997, approximately 92% of the Company's total revenue was generated from contractual Service Agreements. This compares to 89% in Fiscal 1996 and 87% in Fiscal 1995. Technical services and maintenance are performed either at the customer's site, at one of the Company's regional offices or at the Company's depot facility located at Teterboro, New Jersey. Project-related technical services are most often initiated through an authorization to proceed given by the customer following a competitive bid process. A Service Agreement-related repair service is initiated by the customer, usually by telephoning the Company's National Response Center which then dispatches a field engineer to diagnose the source of the problem and to repair or to replace the malfunctioning component or equipment. The Company's service personnel are sometimes permanently located at the customer's site in order to ensure optimum response time to the customer's needs.

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

     Marketing
     ---------

          The Company markets its technical services by direct development of customers through its sales force and senior management and by initiating and responding with technical and price proposals when customer needs are specifically identified. Unique to the Company's approach is its emphasis on custom-crafted solutions which focus on creating the resources to meet a customer's specific needs instead of attempting to modify customer needs to fit specific resources. The Company has over twenty years experience in providing technical and maintenance services.

     Competition
     -----------

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

          In the third quarter of the fiscal year ended October 31, 1997 ("Fiscal 1997"), a major customer canceled a network services agreement and certain other agreements where the Company provided on-site services. The Company redeployed its resources from this customer's site to perform services at certain other major customers' sites in order to meet an increase in demand for services at these locations.

     Backlog
     -------

     As of October 31, 1997, the Company had service maintenance contracts and technical service contracts in force with an annual volume of approximately $3,094,000, subject to renewal on contract anniversary dates, compared with approximately $3,930,000 and $5,772,000 at October 31, 1996 and 1995,
     respectively. The decreases of $836,000, or 21%, in Fiscal 1997 and $1,842,000, or 32%, in Fiscal 1996 are indicative of the Company's customers' preference for time and materials-based agreements. As of December 31, 1997, the Company had service maintenance contracts and technical service contracts in force with an annual volume of approximately $3,433,000 subject to renewal on contract anniversary dates. While this customer preference is believed to still exist, the dollar amount of technical service contracts in force has begun to increase, and the increase of $339,000 and 11% from October 31 to December 31, 1997 is believed to be attributable partially to management's decisions and efforts to refocus on the Company's core business. (See Section A, 2, above)

     2. Products
        --------

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

     3. Other Aspects Of The Company's Business
        ---------------------------------------

          It is not believed that the Company's business is seasonal; however, several large service and maintenance contracts are usually renewed near the calendar year-end and at calendar mid-year. The Company's top ten customers accounted for approximately 65% of its total revenues in Fiscal 1997, and one of these customers accounted for approximately 12% of total revenues in Fiscal 1997. No significant portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. Research and development activities are not considered to be material to the Company's operations.

     4. Recent Developments
     ----------------------

          As discussed in the 1996 Form 10-K Report, management previously announced that two contract awards have occurred during Fiscal 1997 which exemplify the Registrant's progress. The two contracts are as follows:

     - The Registrant was awarded a five-phase system integration project from the Town of Fairfield, Connecticut. The installation phase of this project was completed in mid-April, 1997. The project included premises distribution wiring, installation of 121 Desktop Client Work Stations, installation of network equipment, installation of file servers and a Network Maintenance Station and installation of network printers. With the completion of the installation phase, the Registrant is now providing maintenance services and Help Desk support for all equipment installed. The aggregate revenues from this customer are approximately $953,000. The revenues on the project portion were recognized in the fourth quarter of Fiscal 1996 and the first and second quarters of Fiscal 1997. The Company has been advised that the Town of Fairfield intends to award an additional project to the Company in the near future.

     - A major, multi-location financial services firm has awarded the Registrant a contract for hardware maintenance and software support of a 1,300 Work Station/10 related File Server and Printer environment. The Registrant will assign 12 persons to the site to provide a continuum of services, hardware maintenance, software support, Help Desk services, installation and upgrades. The aggregate revenues from this customer are approximately $1,269,000. The Registrant is providing project support to this client for inventory asset management with bar coding and software control. The Company has continued to expand its service operations with this customer.

     For information regarding the cancellation of certain agreements by a major customer, see Section B, 1, above.

     5. Government Regulation
        ---------------------

          To the best of the Company's knowledge, it is currently in compliance with environmental statutes and regulations.


     6. Executive Officers Who Are Not Directors
     -------------------------------------------

          John DeVito, President and Chief Operating Officer of the Registrant and of each of its subsidiaries, joined the Company as a result of the acquisition by the Company of R&M Associates - Electronic Data Products Service, Inc. in June, 1990. Frank J. Donnelly, Chief Financial Officer and Chief Accounting Officer and Edward Drohan, Vice President, Sales and Marketing, each joined the Company during Fiscal 1996.

     7. Employees
     ------------

          As of October 31, 1997 and October 31, 1996, the Company had 135 and 160 full and part-time employees, respectively. As of December 31, 1997, the Company had approximately 138 full and part-time employees. The reduction in employees from Fiscal 1996 to Fiscal 1997 was the result of the Company's loss of service contract business at a former major customer, the reduction of excess in-house support staff after the termination of operations of Data Net and the Intronet Division were complete, and management's decision to use a business partner in the western region rather than direct employees. The Company redeployed its resources from these customers' sites to perform services at certain other major customers' sites in order to meet an increase in demand for services at these locations; however, some reduction in staff was necessitated. Reference to these events has previously been made in Section A of this Form 10-K Report.

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

C.  Presentation Of Certain Financial Statement Data
    ------------------------------------------------

     Fiscal 1995 Financial Statement Data As Presented In Amendment No.1 To 1995
     ---------------------------------------------------------------------------
     Form 10-K Report
     ----------------

     On February 13, 1996, the Registrant filed an Annual Report on Form 10-K (the "Original 1995 Form 10-K Report") with unaudited financial statements for the fiscal year ended October 31, 1995 ("Fiscal 1995"). The financial results for Fiscal 1995, as included in the Original 1995 Form 10-K Report, had not been audited due to the sudden death in December, 1995 of the Registrant's Controller and Chief Accounting Officer and the resignation of another key financial staff person, which also occurred in December, 1995. Thereafter, the Registrant retained the services of interim financial personnel, including an interim and Acting Chief Financial Officer, until a permanent replacement could be hired. The Registrant's Acting Chief
     Financial Officer was responsible for managing the Registrant's cash resources and banking relationships. In February, 1996, the Registrant hired a Chief Financial Officer and Principal Accounting Officer.

     Because of the relocation in 1995 of the Registrant's operating headquarters from Syracuse, New York to Teterboro, New Jersey, the turnover in key financial and other administrative staff, as well as the termination of operations in the Company's Data Net subsidiary and Intronet Division and the resulting impact on management's ability to devote time to its core operations, the Company was delayed in finalizing its audited results for Fiscal 1995. The Fiscal 1995 Form 10-K, which the Registrant filed on February 13, 1996 with unaudited financial statements for Fiscal 1995, included the financial results for Data Net under continuing operations. In accordance with an SEC interpretation announced in December, 1996, the Registrant determined that the audited financial statements for Fiscal 1995, as included in the Amended 1995 Form 10-K Report, include Data Net's results in continuing operations, notwithstanding the facts that: (1) at the time of filing the amendment to the Fiscal 1995 Form 10-K, Data Net's business operations had been terminated; and (2) the 1996 Form 10-K Report filed in August, 1997 appropriately included the financial results for Data Net under discontinued operations for all fiscal periods. In December, 1997, the Registrant filed Amendment No. 1 to the Original 1995 Form 10-K Report (the "Amended 1995 Form 10-K Report") to, among other matters, include the audited financial statements for Fiscal 1995. (See above, "Changes In The Company's Senior Management", and the discussion below with respect to the accounting classification of the financial results of the Registrant's Data Net subsidiary and its Intronet Division).

     Fiscal 1996 And 1995  Financial  Statement  Data As  Presented In 1996 Form
     ---------------------------------------------------------------------------
     10-K Report And 1997 Form 10-K Report
     -------------------------------------

     In March, 1996, the Registrant's wholly-owned subsidiary, Data Net terminated its business operations and surrendered all of its assets to its commercial lender (See Item 1, A, 1, above). Accordingly, in the Form 10-Q Quarterly Reports filed during Fiscal 1996 for the quarters ended January 31, 1996, April 30, 1996 and July 31, 1996, respectively, the Registrant appropriately included the interim financial results of Data Net under discontinued operations, with the financial results for the Registrant's core business, which at that time included its Intronet Division located in Waltham, Massachusetts, presented in the aforementioned Form 10-Q Quarterly Reports under results from continuing operations. This Form 10-K Report, as well as the 1996 Form 10-K Report, contains the financial results for Data Net included in this Form 10-K Report under discontinued operations for all fiscal periods. This Form 10-K Report contains audited financial statements for both Fiscal 1996 and Fiscal 1997, and a discussion of each of these financial statements is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     During the fourth quarter of Fiscal 1996 management decided to terminate the business operations of its Intronet Division located in Waltham, Massachusetts. Termination of the Intronet Division's business operations was substantially completed by the end of Fiscal 1996, and the office was closed in December, 1996 (See Item 1, A (1), above). As a result of the termination of the Intronet Division's business activities in Fiscal 1996, the financial results for the Intronet Division are also included in this 1997 Form 10-K Report, as well as in the 1996 Form 10-K Report, under discontinued operations for all fiscal periods.

Item 2.  Properties
         ----------


     Offices
     -------

          The Company maintains offices in the cities referred to below. In addition to the locations listed below, customers provide, at no cost to the Company, facilities at their premises in:

            Florham Park, N.J.                  Pompton Plains, New Jersey
            King of Prussia, Pennsylvania       Toms River, New Jersey
            Miami, Florida                      White Plains, New York
            Morristown, New Jersey              Jersey City, N.J.
            New York City, New York             Wilmington, Delaware


                                        Base
                                      Monthly   Expiration      Approx.
       Location                         Rent       Date         Sq.Ft.
       --------                         ----       ----         ------
     Escondido, California              $ 550     4/30/99        1,200
     Wilmington, Delaware                 355     2/28/97          400
     Altamonte Springs, Fl.               642    11/30/97          800
     Sunrise, Florida                   1,166     1/31/98        1,200
     Beltsville, Maryland                 300     Monthly          510
     Waltham, Mass.                     3,700     3/15/97        1,250
     Teterboro, New Jersey             24,970     7/31/01       38,000
     Feasterville, Pa.                  1,300     6/14/00        1,200

          Management considers its present leased space to be adequate for current operations. The Company relocated its Syracuse office/service center to its Teterboro facility in July, 1995. The Company closed its Syracuse location and terminated the lease. In September, 1996, and simultaneously with the expiration of its lease, the Company closed its office in Atlanta, Georgia, although the Company continues to service customers through an employee located in the Atlanta area. In December, 1996, the Company closed its office in Waltham, Massachusetts where it had previously ceased all operations at its Intronet Division. In May, 1996, the Company sublet a portion of its Teterboro, New Jersey leased premises to a cable manufacturing firm, such sublease consisting of 5,355 square feet at a base monthly rent of approximately $3,195 on a month-to-month basis without a written lease. Effective January 1, 1998, the company entered into a sublease with a manufacturing firm, such sublease, consisting of approximately 18,500 square feet at a base monthly rent of approximately $9,250 from January 1, 1998 through December 31, 1998, and at a base monthly rent of approximately $9,635 from January 1, 1999 through December 31, 1999. The sublessee has been granted an option to renew the sublease for two option renewal periods, from January 1, 2000 through December 31, 2000 as to the first option period and from January 1, 2001 through July 31, 2001 as to the second option period, at a base monthly rent of approximately $10,020 for both option periods.

Item 3.  Legal Proceedings
         -----------------

          A. In Fiscal 1996, an agreement was reached with the State of New York ("New York State") relative to payment of New York State sales taxes for the period from July, 1995 through April, 1996, in the amount of $349,000 plus interest. The amounts related to this sales tax liability are reflected in the financial statements as of October 31, 1996 and October 31, 1997, respectively, with approximately $7,000 remaining to be paid as of the date of filing this Form 10-K Report. No litigation or administrative proceeding was commenced and all required payments to date as stipulated in the agreement have been made.

          B. As a result of another sales tax audit, on January 10, 1997, New York State asserted a claim, originally in the amount of approximately $125,000, excluding any interest and penalties, against both the Company and Data Net for alleged sales taxes owed, for the period September, 1993 through May, 1996. The Company and Data Net disagreed with the findings and communicated such disagreement in writing to New York State. The Company instituted efforts to obtain documentation supporting the validity of its classification of certain sales made by both entities as non-taxable. As of May 9, 1997, support for the validity of classifying approximately 74% of such sales made by both entities as non-taxable had been obtained and sent to New York State. New York State has sent a revised determination of approximately $65,000, excluding any interest and penalties. The Company is continuing to research its records for the remainder of the affected sales. The Company and Data Net believe that, upon review of the records to be submitted, New York State will reduce its claim accordingly. The amount of the potential sales tax liability as of October 31, 1996 and 1997 is reflected in the accompanying financial statements.

          C. As part of the decision to dissolve Data Net, Data Net was advised by New York State that there were taxes due for three tax periods ended November 30, 1995, February 29, 1996 and May 31, 1996, respectively. The liabilities asserted for the November 30, 1995 and February 29, 1996 periods consist of those liabilities which had already been covered by the agreement with New York State referred to in Paragraph A, above. As such, there is no independent liability for those assessments as asserted in the notice from New York State received as part of the Data Net dissolution, other than the amount remaining to be paid as set forth in Paragraph A, above. The liability for the period ended May 31, 1996 was in the aggregate amount (principal, interest and penalty) of approximately $108,000, and the Company and Data Net believe that this asserted liability is included in the revised liability referred to in Paragraph B, above. The Company and Data Net dispute the amount of the assessment, the interest assessed and the penalty assessed and intend to contest all such assessments, and to discuss with New York State the further information which they have obtained in an effort to negotiate with New York State a further reduction in the assessment, a commensurate reduction in the amount of interest and an abatement of the penalty. The Company has reflected $71,000 of the potential liability in the accompanying financial statements.

          D. On December 12, l997, the Company commenced a litigation (the "Hamilton Litigation") in New York State Supreme Court, Monroe County, against Hamilton College and against one of Hamilton College's employees, seeking compensatory and punitive damages based on several legal theories including: breach of contract, quantum meruit, fraudulent inducement, account stated and tortious interference with contractual relationships. The Hamilton Litigation arose from claims of the Company that Hamilton College failed to pay for work performed by the Company, and materials ordered by Hamilton College and installed by the Company, all in connection with a contract (the "Hamilton Contract") whereby the Company, through its Intronet Division, installed at Hamilton College the infrastructure and electronics for a campus-wide voice, data and telecommunications network. Among other matters, the Hamilton Litigation alleges that the Company was fraudulently induced to enter into the Hamilton Contract by inaccurate documents provided by Hamilton College, that Hamilton College has failed to make certain payments which it was required to make and has otherwise breached the Hamilton Contract, and that Hamilton College has received the benefit of work and materials provided by the Company for which Hamilton College has not paid. The Hamilton Litigation also alleges that Hamilton
     College's   employee  who  is  named  as  a  defendant   deliberately  and
     maliciously interfered with the Company's efforts to complete the Hamilton Contract, that the Company complained about the employee's actions, but that Hamilton College ignored these complaints and in fact acquiesced in them, with the result that the Company's contractual relationships were tortiously damaged.

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

          Hamilton has asserted counterclaims against the Company for $100,000 for unspecified breaches of the Hamilton Contract and for $10,000 for failure to cause Marcy to release the Mechanics Lien. Despite these counterclaims, the Company does not anticipate (although it cannot guarantee) that it will have any liability to the defendants in the Hamilton Litigation as a result of the Hamilton Litigation, or that it will have any liability as result of the Marcy Litigation. As such, no accrual has been made in the financial statements for either of those legal proceedings.

Item 4.  Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------

          No matters were submitted to shareholders for a vote during the fourth quarter of Fiscal 1997.

                                    PART II

Item 5.  Market For Registrant's Common Shares And Related Stockholder Matters
         ---------------------------------------------------------------------

          During the period ending October 31, 1995, the common shares of the Registrant were traded on the over-the-counter NASDAQ market under the symbol "DCIS". As of November 10, 1995, the common shares of the Registrant fell below the NASDAQ minimum bid price guidelines and, to the best knowledge of management, since then, have traded only on local OTC markets. There were approximately 450 holders of record of the Company's common shares at the end of Fiscal 1997 and Fiscal 1996, respectively. As of January 28, 1998, there were approximately 450 holders of record of the Company's common shares. The high and low bid prices of the common shares during each quarter of Fiscal 1996 and Fiscal 1997 were as follows:

                       Fiscal 1996 Asked and Bid Prices
                       --------------------------------

                                    Asked                     Bid
                                    -----                     ---
            1st Quarter             $0.08                   $0.04
            2nd Quarter             $0.50                   $0.28
            3rd Quarter             $0.25                   $0.13
            4th Quarter             $0.10                   $0.10


                       Fiscal 1997 Asked and Bid Prices
                       --------------------------------

                                    Asked                     Bid
                                    -----                     ---
            1st Quarter             $0.13                   $0.13
            2nd Quarter             $0.13                   $0.13
            3rd Quarter             $0.13                   $0.08
            4th Quarter             $0.10                   $0.08

          As of January 28, 1998, the Company's common shares were quoted at $.40 asked and $.20 bid. The over-the-counter market quotations described above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          No cash dividends have been declared on Company's shares for Fiscal 1997, Fiscal 1996 or Fiscal 1995. The Company anticipates that, for the foreseeable future, any earnings that may be generated from its operations will be used to reduce debt and provide working capital. Payment of dividends are prohibited under the terms of certain of the Company's loan agreements. In any event, the payment of dividends in the future will depend upon the Company's financial condition, capital requirements and earnings and such other factors as the Board of Directors may deem relevant.

            The Company last held a shareholder meeting in March, 1995. The Company intends to hold a meeting of shareholders for the election of directors and for certain other matters, such as increasing the number of authorized common shares to enable it to comply with its obligations to NCFC, following the filing of this Form 10-K Annual Report. (See Item 1, A, 4, "NCFC Restructuring", above).

Item 6.           Selected Financial Data          DELTA COMPUTEC INC.

The selected  data  presented  below as of and for each of the five fiscal years ended October 31, 1997, 1996, 1995,
1994 and 1993 are derived  from the  financial  statements  of the  Registrant  which have been  audited by Deloitte &
Touche LLP,  independent  auditors.  Data as of and for the fiscal years ended  October 31,  1995,  1994 and 1993 have been restated to reflect the  termination of operations  effective March 8, 1996 in the Company's Data Net subsidiary, as well as the  termination of operations in the Company's  Intronet  Division  effective  October 31, 1996. This data should be read in conjunction with the related financial statements and notes included elsewhere in this Form 10-K Report.
--------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                     1997 (1)       1996 (1)       1995 (1)       1994 (5)            1993 (5)
--------------------------------------------------------------------------------------------------------------------------

Total Revenues ..............................$ 13,376,134   $ 12,213,933   $ 10,292,270   $  9,553,737        $  8,939,473

Earnings (Loss) from Continuing Operations...     692,395        560,513       (130,502)       298,337            (129,485)

Extraordinary Items .........................          --        455,384 (3)         --             --                  --

Cumulative Effect of Accounting Change.......          --             --             --             --             730,630 (2)

(Loss) from Discontinued Operations..........    (118,142)    (1,843,487)    (4,965,417)      (941,763)           (395,155)

Net Earnings (Loss) .........................     574,253       (827,590)    (5,095,919)      (643,426)            205,990

Earnings (Loss)/Share:
     Continuing Operations ..................        .05 (4)        .08 (4)       (.02)           .04                (.02)
     Extraordinary Items ....................          -            .07              -              -                   -
     Cumulative Effect of Accounting Change..          -              -              -              -                 .11
     Discontinued Operations ................       (.01)(4)       (.27)(4)       (.73)          (.13)               (.06)
                                                  -------        -------        -------        -------              ------
     Net Earnings (Loss) ....................        .04           (.12)          (.75)          (.09)                .03
                                                  =======        =======        =======        =======              ======


--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA :
--------------------------------------------------------------------------------------------------------------------------

Total Assets.................................$  6,026,229   $  7,171,386   $ 10,216,635   $ 13,521,285        $ 13,851,817
Short-Term Debt..............................          --         75,000      3,813,925             --           3,624,339
Long-Term Debt...............................   3,615,000      3,405,461        571,670      3,716,820             424,851
Subordinated Debentures......................     600,001        600,001      1,075,001      1,087,501           1,112,501
Stockholders' (Deficit) Investment...........  (2,179,149)    (2,753,412)    (1,925,822)     3,170,097           3,813,398

--------------------------------------------------------------------------------------------------------------------------

(1)  Operating results include the results of the Intronet Division from the date of the Intronet Acquisition in November, 1994.

(2)  The Company  adopted  Statement of Financial  Accounting  Standards No. 109 (FAS109)  "Accounting  for Income Taxes"  effective
     November 1, 1992. The cumulative effect of adopting FAS No. 109 on the Company's financial statements was to increase income by
     $730,630 ($.11 per share) for the year ended October 31, 1993. (See Notes to the Financial Statements).

(3)  The Fiscal 1996 amount relates to gain on purchase of debenture.

(4)  Includes  full  dilution  for an option to purchase  1,304,350  common  shares  issued in 1992 in  connection  with the Lobozzo
     Debenture and for an option issued to Lobozzo in the fiscal year ended October 31, 1995 to acquire  11,440,475  common  shares, which option,  as restructured  and amended,  was exercised in February,  1997.  (See Item 13, "Certain  Transactions - Lobozzo
     Transactions").

(5)  Statement of Operations  data has been  reclassified  to reflect  discontinuance  of operations of the Company's Data Net
     Subsidiary.


Item 7.  Management's Discussion And Analysis Of Financial Condition And Results
         -----------------------------------------------------------------------
         Of Operations
         -------------

     As reported in the 1996 Form 10-K  Report,  and as  discussed in Item 1 and
     Note 2 to the Consolidated Financial Statements, on March 8, 1996 the Company's wholly-owned subsidiary, Data Net, terminated its business activities and ceased all of its operations. Accordingly, Data Net's operating results for Fiscal 1995 and 1996 are included in the loss from discontinued operations for those respective years, and the prior year's income statement for Fiscal 1995 has been restated to exclude Data Net's results. As discussed in Item 1, A, management decided in the fourth quarter of Fiscal 1996 to terminate operations in its Intronet Division in Waltham, Massachusetts and closed the Intronet Division's office in December, 1996. Accordingly, the Intronet Division's operating results for Fiscal 1995 and 1996 are also reported in the loss from discontinued operations, and the prior year's income statement for Fiscal 1995 has been similarly restated to exclude Intronet's results. The financial results for continuing operations for all fiscal periods are for the Company's core business operations, specifically those operations relating to providing computer system, data communication and Lan/Wan technical services and products.

     Results Of Operations
     ---------------------

     Operating results for Fiscal 1997 reflected net earnings from continuing operations of $692,395 (5.2% of total revenues), or $.05 per common share on 14,741,548 weighted average common shares, compared with net earnings from continuing operations of $560,513 (4.6% of total revenues) for Fiscal 1996, or $.08 per share on 6,811,575 weighted average common shares, excluding a $455,384 extraordinary gain on purchase of debt (See below), and a loss from continuing operations of $130,502 (1.3%) for Fiscal 1995, or $.02 per share on 6,811,575 weighted average common shares.

     The improvement of $131,882, or 23.5%, in Fiscal 1997 earnings from continuing operations over Fiscal 1996 was the net effect of: (1) a 12.7% increase in service revenue and a 9.5% increase in total revenue, the latter providing a $1,162,000 benefit; (2) a 2.0 percentage-point improvement in gross margin as a percentage of total revenue, as the revenue mix between the more profitable service revenue, compared to equipment sales, improved over the proportionate revenue mix for Fiscal 1996; (3) a 1.1 percentage-point improvement in selling, general and administrative expense as a percentage of total revenue, the effect of higher sublease income plus lower professional fees and recruitment costs; less (4) a $336,000 increase in interest expense, as DCI's core operations incurred the full effect in Fiscal 1997 of debt service costs attributable to discontinued operations, most of which debt service costs had been allocated to discontinued operations in Fiscal 1996 and Fiscal 1995. The turnaround in the financial performance of continuing operations for Fiscal 1996, with the results showing an improvement of $691,015 in earnings from continuing operations over Fiscal 1995, included the combined impact of the following: (1) a 21.7% increase in service revenue and an 18.7% increase in total revenues; and (2) a 5.4 percentage-point improvement in gross margin, partially offset by higher operating expenses from personnel costs and professional fees. Operating results for continuing operations for Fiscal 1995 were negatively impacted by the continued detrimental effects of the Company's cash flow and liquidity problems and non-recurring costs associated with administrative staff turnover. In addition, the Company's operating results in Fiscal 1995 were adversely affected by: (1) a writedown  in  its  spare  parts  inventory  for  obsolescence  charges  of approximately $427,000; (2) a writedown of approximately $285,000 in intangible assets pertaining to the Company's core business to write off certain of these assets as well as to adjust the estimated realizable economic benefit period on certain other items; and (3) the writedown of approximately $1,202,000 in deferred tax assets. These writedowns aggregated $1,914,000.

     Management maintained the amount of the deferred tax assets, as included in the Fiscal 1997 consolidated financial statements and as described in Note 5 to the consolidated financial statements, at the same level as recorded in the Fiscal 1996 statements which are related to the Company's net operating loss carryforwards and associated tax benefits which can be utilized in future periods, in order to set the carrying value of such assets at a conservative amount. The total amount of such tax assets can be realized if the Company is able to generate sufficient taxable income within the respective carryforward periods.

     Extraordinary Gain
     ------------------

     In Fiscal 1996, the Registrant realized an extraordinary gain of $455,384 on the purchase of the Willcox and Gibbs Debenture (See Item 1, A, (4) "Subordinated Debentures" and Item 13, "Certain Transactions Willcox and Gibbs Transactions").

     Discontinued Operations
     -----------------------

     As  discussed  above  in  Item  1 and  Notes  1 and 2 to  the  Consolidated
     Financial Statements, in March, 1996, the Company's wholly-owned subsidiary, Data Net, terminated its business operations. In addition, in the fourth quarter of Fiscal 1996, management decided to terminate operations in its Intronet Division in Waltham, Massachusetts and closed the Intronet Division's office in December, 1996. Accordingly, Data Net's operating results for Fiscal 1995 and 1996 are reported in the loss from discontinued operations, and the prior year's income statement for Fiscal 1995 has been restated to exclude Data Net's results. The Intronet Division's operating results for Fiscal 1995 and 1996 are also reported in the loss from discontinued operations, and the prior year's income statement for Fiscal 1995 has been similarly restated to exclude the Intronet Division's results. As explained below, the losses incurred by both Data Net and the Intronet Division have had a very material impact upon the Company's overall operating results, cash flow and financing arrangements.

     Losses on Discontinued Operations, incurred in Fiscal 1997, were $118,142, or $.01 per share, and attributable to disposal costs related to Data Net and the Intronet Division, which were greater than estimated at October 31, 1996. Data Net's operating losses in Fiscal 1996, incurred subsequent to October 31, 1995 through March 8, 1996, as well as expenses directly related to the termination of Data Net, net of a gain realized on disposal of assets less liabilities not assumed by the Company, and the operating losses for Fiscal 1995, have been reported in the consolidated statements of operations under LOSS FROM DISCONTINUED OPERATIONS for those respective years. For Fiscal 1996, the aggregate Loss from Discontinued Operations was $1,843,487 or $.27 per share, consisting of $933,843 relating to Data Net and $909,644 relating to the Intronet Division, the latter of which includes $102,375 in operating losses incurred subsequent to October 31, 1996. For Fiscal 1995, Data Net incurred a net loss of $1,821,307 (13.4% of Data Net's revenues) or $.27 per share. The Intronet Division incurred a net loss of $1,811,110 (27.8% of Intronet's revenues) in Fiscal 1995 or $.27 per share, the latter including a $330,164 write-off of goodwill. During Fiscal 1996, unbudgeted completion costs on a fixed price contract initiated in a previous fiscal year, poor margins on two other major contracts and a general downturn in this operation's business exacerbated the Intronet Division's poor results.

     Revenues
     --------

     Total revenues from continuing operations were $13,376,134 in Fiscal 1997, $12,213,933 for Fiscal 1996 and $10,292,270 in Fiscal 1995. Fiscal 1997
     total revenues were $1,162,201 (9.5%) over Fiscal 1996, which included the combined benefit from new business generated during the year and the expansion of business from some of the Company's existing customers. The increase of $1,921,663 (18.7%) in Fiscal 1996 resulted from new business and the renewal of business from the Company's existing customer base, as management refocused its energies on the Company's core business activities.

     Service revenues were $12,299,133 (91.9% of total revenues) in Fiscal 1997, $10,911,153 (89.3%) in Fiscal 1996 and $8,965,335 (87.1%) in Fiscal 1995.
     The increases in service revenues in Fiscal 1997 and Fiscal 1996 over the preceding fiscal years were $1,387,980 (12.7%) and $1,945,818 (21.7%), respectively. The growth in service revenue in both fiscal years reflects the renewal of business from the Company's existing customer base as well as new customers, as management refocused its energies on the Company's core business activities.

     Equipment sales were $1,077,001 (8.1% of total revenues) in Fiscal 1997, $1,302,780 (10.7%) in Fiscal 1996 and $1,326,935 (12.9%) in Fiscal 1995,
     representing decreases of $225,779 (17.3%) and $24,155 (1.8%) in purely equipment sales, without any related service revenue, in Fiscal 1997 and Fiscal 1996, respectively, which decreases reflect management's decision to focus on service and project revenue in developing the Company's core business.

     Costs And Expenses
     ------------------

     Service costs for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $ 8,400,639 (68.3% of service revenue), $7,524,523 (69.0%) and $6,569,363 (73.3%), respectively. The improvement of approximately one percentage point and four percentage points in service costs as a percentage of service revenue in Fiscal 1997 and 1996, respectively, reflected the benefit from the significant increases in service revenue in both years.

     Costs of equipment sold for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $836,848 (77.7% of equipment sales), $1,155,711 (88.7%) and $1,301,499
     (98.1%), respectively. Cost of equipment sold, as a percentage of equipment sales, improved in Fiscal 1997 and Fiscal 1996 as, with the termination of operations of its Data Net Subsidiary and Intronet Division, the Company's cash constraints lessened, thereby enabling it to gain better pricing on its purchases, which benefit was partially offset by additional inventory reserves in Fiscal 1996. The Company also recorded a writedown in spare parts in Fiscal 1995.

     Selling, General and Administrative Expenses
     --------------------------------------------

     Selling, general and administrative expenses for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $3,005,243 (22.5% of total revenues), $2,878,456
     (23.6%) and $2,255,858 (21.9%), respectively. Selling, general and administrative expenses increased $126,787, or $4.4%, in Fiscal 1997 and $622,598, or 27.6%, in Fiscal 1996, such increases reflecting higher personnel and associated benefit costs, plus increased recruitment, professional and consulting fees in Fiscal 1996 over the prior fiscal year. The improvement in these costs as a percentage of sales in Fiscal 1997 reflects the Company's ability to hold its increase in this expense category to within its increase in total revenues.

     Inventory and Produce Obsolescence
     ----------------------------------

     In Fiscal 1995, the Company accounted for normal product obsolescence through inventory reserves. The Company wrote down its spare parts by approximately $427,000 for obsolescence. These charges were recognized during the fourth quarter of Fiscal 1995. The Company reduced its inventory reserves by approximately $29,000 in Fiscal 1997.

     Interest Expense
     ----------------

     Interest expense reported in continuing operations for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $423,211 (3.2% of total revenues), $87,241 (0.7%)
     and $142,550 (1.4%), respectively. Interest expense changed to continuing operations increased by $335,970 in Fiscal 1997, as the Company's core operations incurred the full effect in Fiscal 1997 of debt service costs attributable to discontinued operations, most of which debt service costs had been allocated to discontinued operations in Fiscal 1996 and Fiscal 1995. Interest expense decreased by $55,309 and 39% in Fiscal 1996 due to the fact that the major portion of the Company's borrowing requirements in Fiscal 1995 were related to the negative cash flow from discontinued operations, which negative cash flows abated in Fiscal 1996.

     Income Taxes
     ------------

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

     At October 31,1997 the Company has recorded a deferred tax asset of approximately $2,225,000 reflecting the benefit of approximately $6,544,000 in loss carryforwards, which expire in varying amounts between 2001 and 2011. Realization of this and other deferred assets is dependent on generating sufficient taxable income in future periods. Management believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset. The Registrant will continue to assess, in future periods, the value of these deferred tax assets which expire in varying amounts between the years 2001 and 2011. This assessment will include the Registrant's ability to project adequate profits to utilize the operating loss carryforwards.


     Year 2000
     ---------

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company currently believes, with planned modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. The Company has received confirmation from vendors of certain purchased software that current releases or upgrades, if installed, will eliminate any issues.

     New Accounting Standards Pronouncements
     ---------------------------------------

     1. Earnings Per Share
        ------------------

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company is currently evaluating what impact this standard will have on its disclosures.

     2. Comprehensive Income
        --------------------

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

     Liquidity and Capital Resources
     -------------------------------

     The Company had net earnings of $574,253 in Fiscal 1997, an improvement of $1,401,843 over the net loss of $827,590 in Fiscal 1996, which improvement was attributable to significantly stronger performance in results from continuing operations as well as the substantially lower Losses From Discontinued Operations incurred in Fiscal 1997, compared to the operating losses incurred in Fiscal 1996 by its Data Net subsidiary and the Intronet Division, such losses having been recorded in Losses From Discontinued Operations. These improved figures are not a guarantee that the improved financial position can continue into the future. The Company has financed its working capital requirements, capital expenditures and debt service from its financing arrangements and trade debt. The Company's debt service costs relate almost wholly to its discontinued operations.

     The Registrant's lending agreement with its commercial Lenders, who are also its principal shareholders and controlling persons, had been amended to, among other matters, extend the term of the lending agreement to June 30, 1998. The maximum amount of the lending agreement, as amended, and as restated, was increased from $2,950,000 to (a) from October 1, 1997 through December 31, 1997, $3,650,000 and (b) from January 1, 1998 through June 30, 1998, $3,350,000, provided, as to the maximum loan amounts in (a) and (b), respectively, that the Company meets its Operating Budget Targets (as defined in the Lobozzo Credit Agreement) as agreed between the Company and its Board of Directors. If any loans are ever made in excess of the available Borrowing Base (as defined in the Lobozzo Credit Agreement), such excess amounts shall bear interest at 5% over the Prime Rate. The Lenders and the Registrant have also revised the factors determining the basis upon which receivables will be eligible for inclusion in the Borrowing Base. The Registrant's management believes that this amended Lobozzo Credit Agreement, as further extended in January, 1998 to November 1, 1998, will provide the Company with necessary liquidity and cash resources through November 1, 1998. For additional information regarding the NCFC Restructuring and the Lobozzo Loan, see Item 1, above, Item 13, below and
     Note 3 to the accompanying financial statements. In January, 1998, the lending agreement with its commercial lenders was further amended to extend the terms of the lending agreement from June 30, 1998 to November 1, 1998. A copy of the amendment is annexed as Exhibit B to this Form 10-K Report. In January, 1998, the Lender executed a waiver (the "January 1998 Waiver"), a copy of which is annexed as Exhibit C to this Form 10-K Report, whereby the Lenders waived any non-compliance by the Company with the following provisions of the First Restated Credit Agreement including Section 2.1 relating to maximum loan amount, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without meeting those targets.

     Cash provided by operations in Fiscal 1997, 1996 and 1995 totalled $624,120, $2,093,318 and $210,449, respectively. Net cash provided by operations of $624,120 in Fiscal 1997 came from net earnings of $574,253, non-cash charges of $685,319 and proceeds from accounts receivable, less reductions in accounts payable and accrued expenses and deferred service revenue. Net cash provided by operations of $2,093,318 in Fiscal 1996 was the result of non-cash charges plus working capital provided from the effect of reductions in accounts receivable and inventory, coupled with an increase in deferred service revenue, offset in part by the net loss plus reductions in accounts payable and accrued expenses. Net cash of $210,449 provided by operations in Fiscal 1995 was the result of non-cash charges plus working capital provided from reductions in accounts receivable and inventory, an increase in accounts payable and accrued liabilities, deferred taxes and sales taxes payable, most of which was offset by the net loss, which included a full year of losses for Data Net.

     Working  capital  at  October  31,  1997,  1996,  1995  was   ($1,296,414),
     ($1,974,918) and ($3,827,646), respectively. The working capital deficit at October 31, 1997 decreased $678,504 over October 31, 1996 due to reductions principally in accounts payable, current portion of long-term debt, deferred revenue and sales taxes payable, partly offset by reductions in accounts receivable and prepaid expenses. The working capital deficit in Fiscal 1996 decreased $1,852,728 from Fiscal 1995, reflecting the decline in working capital investment as a result of the termination of Data Net, additional deferred revenue and accrued interest, offset in part by lower short-term borrowing. Fiscal 1995's working capital decreased $6,496,967 from Fiscal 1994 due to a $4,385,595 increase in short-term debt, additional trade debt and lower investment in accounts receivable and inventories.

     Cash (used) by investing activities in Fiscal 1997, 1996 and 1995 totalled ($790,618), ($1,082,106) and ($828,751), respectively. These cash outlays were incurred for additions to field spare parts and capital expenditures, net of the effect of writing off Data Net's fixed assets in Fiscal 1996.

     Cash provided/(used) by financing activities in Fiscal 1997, 1996 and 1995 was $134,549, ($980,134) and $625,306, respectively. Funds of $209,539 were provided in Fiscal 1997 by proceeds from shareholder loans, offset in part by $75,000 used to pay subordinated debt. Funds used in Fiscal 1996 resulted from payments on a bank note and notes payable, aggregating $1,519,264, less proceeds from borrowings from a shareholder totaling $539,130. Funds of $637,806 were provided in Fiscal 1995 by proceeds from shareholder loans and bank debt.

     During 1996, the Company restructured its note payable to its then commercial lender, NCFC, resulting in a non-cash reduction of the note payable, such reduction totaling $1,544,661, and a corresponding increase in the amount due to its principal shareholder.

     Inflation
     ---------

     Generally, increases in material, subcontractors' and other service costs have been offset by productivity improvements. The Company continues to monitor the impact of inflation in order to minimize its effect through pricing strategies, productivity improvements and cost reductions.

Item 8.     Consolidated Financial Statements and Supplementary Schedule
            ------------------------------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                              DELTA COMPUTEC INC.
                              -------------------
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                                                         Form
                                                                       10-K REF.
                                                                       ---------

Consolidated Financial Statements:

       Independent Auditors' Report                                        27
       Consolidated Balance Sheets, October 31, 1997 and 1996             28-29
       Consolidated Statements of Operations for the Years Ended
         October 31, 1997, 1996 and 1995                                   30

      Consolidated Statements of Changes in Shareholders' Investment
        (Deficit) for the Years Ended October 31, 1997, 1996 and 1995      31

       Consolidated Statements of Cash Flows for the Years Ended
          October 31, 1997, 1996 and 1995                                  32

       Notes to Consolidated Financial Statements                         33-41

      Schedule:

      VIII. Valuation and Qualifying Accounts for the
            Years Ended October 31, 1997, 1996 and 1995                    42



All other schedules are not submitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
     Delta Computec Inc.
Rochester, New York

     We have audited the accompanying consolidated balance sheets of Delta Computec Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' investment (deficit) and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and preform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Delta Computec Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




January 9, 1998

                              DELTA COMPUTEC INC.
                              -------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                           OCTOBER 31, 1997 AND 1996
                           -------------------------

                                    ASSETS
                                    ------

                                                        1997         1996
                                                        ----         ----
CURRENT ASSETS:
Cash                                              $   18,944   $   50,891
Accounts receivable, less allowance for
 doubtful accounts of $124,199 and $263,808
 in 1997 and 1996, respectively                    1,673,643    2,634,039
Inventories                                          869,049      816,939
Prepaid expenses and other current assets            132,327      442,549
                                                  ----------   ----------

Total current assets                               2,693,963    3,944,418

FIELD SPARE PARTS, less accumulated
 amortization of $ 769,322 and $ 216,746
 in 1997 and 1996, respectively                    2,756,169    2,546,133

PROPERTY AND EQUIPMENT:
 Vehicles                                             74,614       74,614
 Office furniture & equipment                        229,564      228,311
 Technical equipment                                 131,893      131,848
 Purchased Software                                   56,405       32,472
 Leasehold improvements                               71,092       60,072
                                                  ----------   ----------
                                                     563,568      527,317

Less: accumulated depreciation
      and amortization                               369,784      291,751
                                                  ----------   ----------
Property and equipment, net                          193,784      235,567

DEFERRED INCOME TAXES NON-CURRENT                    150,000      150,000

OTHER ASSETS:
 Goodwill, less accumulated amortization of
 $333,966 and $286,256 in 1997 and 1996,
 respectively                                        143,128      190,837
 Other                                                89,185      104,431
                                                  ----------   ----------
   Total other assets                                232,313      295,268
                                                  ----------   ----------

   Total assets                                   $6,026,229   $7,171,386
                                                  ==========   ==========


                See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.
                              -------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                           OCTOBER 31, 1997 AND 1996
                           -------------------------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

                                                         1997          1996
                                                         ----          ----
CURRENT LIABILITIES:
 Accounts payable                                 $ 1,805,342   $ 2,526,884
 Current portion of long-term debt                          -        75,000
 Due to shareholder                                         -             -
 Deferred service revenue                           1,413,135     2,131,491
 Accrued expenses:
  Accrual for discontinuance of operations                  -       102,375
  Payroll and payroll taxes                           282,764       176,959
  Sales taxes payable                                 210,197       499,782
  Interest                                             64,658        96,563
  Other                                               214,281       310,282
                                                  -----------   -----------

  Total current liabilities                         3,990,377     5,919,336


LONG-TERM DEBT                                        750,000       750,000
DUE TO SHAREHOLDER                                  2,865,000     2,655,461
SUBORDINATED DEBENTURES                               600,001       600,001

COMMITMENTS   (Note 6)                                      -             -


SHAREHOLDERS' DEFICIT:
 Preferred shares, $ .01 par value;
 shares authorized 5,000,000 shares;
 issued and outstanding:                                    -             -
 none in 1997 and in 1996
 Common shares, $ .01 par value;
 shares authorized 20,000,000 shares; issued and
 outstanding: 18,252,050 in 1997 and 6,811,575
 in 1996                                              182,521        68,116
 Additional paid-in capital                         4,801,698     4,916,093
 Accumulated deficit                               (7,163,368)   (7,737,621)
                                                   -----------   -----------
 Total shareholders' deficit                       (2,179,149)   (2,753,412)

 Total liabilities and shareholders' deficit      $ 6,026,229   $ 7,171,386
                                                  ===========   ===========



                 See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.
                              -------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
              ---------------------------------------------------

                                            1997          1996         1995
                                            ----          ----         ----
REVENUES:
 Service revenues                    $12,299,133    $10,911,153   $ 8,965,335
 Equipment sales                       1,077,001      1,302,780     1,326,935
                                     -----------    -----------   -----------
  Total revenues                      13,376,134     12,213,933    10,292,270

COSTS AND OPERATING EXPENSES:
 Service costs                         8,400,639      7,524,523     6,569,363
 Cost of equipment sold                  836,848      1,155,711     1,301,499
 Selling, general and administrative   3,005,243      2,878,456     2,255,858
                                     -----------   ------------   -----------
  Total costs and operating expenses  12,242,730     11,558,690    10,126,720

OTHER INCOME (EXPENSE), NET:
 Interest expense                       (423,211)       (87,241)    (142,550)
 Writedown of other assets                     -              -     (284,961)
 Other, net                               18,202              -        1,459

  Total other (expense)                 (405,009)       (87,241)    (426,052)
RESTART HERE
EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND EXTRAORDINARY GAIN                  728,395       568,002     (260,502)
 INCOME TAXES(BENEFIT)                    36,000         7,489     (130,000)
                                     -----------   -----------    ----------
EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY GAIN    692,395       560,513     (130,502)

EXTRAORDINARY GAIN                             -       455,384            -
                                     -----------   -----------    ---------
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS                    692,395     1,015,897     (130,502)

LOSS FROM DISCONTINUED OPERATIONS:
  Loss from operations                         -    (1,741,112)  (3,632,417)
  Loss on disposal                      (118,142)     (102,375)           -
  Income taxes                                 -             -   (1,333,000)
                                     -----------   -----------    ---------
  Net loss from discontinued
   operations                          (118,142)    (1,843,487)  (4,965,417)

NET EARNINGS (LOSS)                   $  574,253    $ (827,590) $(5,095,919)

EARNINGS (LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS                     $ .05        $  .08       $ (.02)
 EXTRAORDINARY ITEM                            -           .07            -
 DISCONTINUED OPERATIONS                    (.01)         (.27)        (.73)
                                            ----           ---          ---
  LOSS                                     $ .04        $ (.12)      $ (.75)
                                             ===           ===          ===


                 See notes to consolidated financial statements.



                                                                      DELTA COMPUTEC INC.
                                                                      -------------------
                                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT (DEFICIT)
                                        ------------------------------------------------------------------------
                                                  FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                                  ---------------------------------------------------


                                                        --- Common   Stock ---                                  Total
                                                                                    Additional                Shareholders
                                                                                      Paid-in    Accumulated   Investment
                                                               Shares      Amount     Capital      Deficit     (Deficit)
                                                               ------      ------     -------      -------     ---------

Balance, November 1, 1994.................................  6,811,575    $ 68,116   $4,916,093   $(1,814,112) $ 3,170,097

Net loss fiscal 1995......................................         -           -            -     (5,095,919)  (5,095,919)
                                                            ---------    --------   ----------    ----------  -----------
Balance, October 31, 1995.................................  6,811,575      68,116    4,916,093    (6,910,031)  (1,925,822)

Net loss fiscal 1996......................................          -           -            -      (827,590)    (827,590)
                                                            ---------    --------   ----------    ----------  -----------
Balance, October 31, 1996.................................  6,811,575      68,116    4,916,093    (7,737,621)  (2,753,412)

Exercise of stock option.................................. 11,440,475     114,405     (114,395)            -           10

Net earnings fiscal 1997..................................          -           -            -       574,253      574,253
                                                            ---------    --------   ----------    ----------  -----------
Balance, October 31, 1997................................. 18,252,050     182,521    4,801,698    (7,163,368)  (2,179,149)
                                                           ==========    ========   ==========    ==========  ===========




                                                   See notes to consolidated financial statements.


                                DELTA COMPUTEC INC.
                                -------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                ---------------------------------------------------


                                                  1997        1996       1995
                                                  ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                           $574,253   $(827,590)$(5,095,919)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
   Extraordinary gain                                 -    (455,384)          -
   Accrual for loss on discontinued operations (102,375)    102,375           -
   Depreciation & amortization                  685,319   1,403,632   1,538,204
   Deferred income taxes                              -           -   1,202,000
   Accounts receivable                          960,397   2,116,373     712,144
   Inventories                                  (52,110)    864,866     519,534
   Accounts payable & accrued expenses         (743,645) (1,351,299)  1,284,493
   Deferred service revenue                    (718,356)    466,783    (118,530)
   Other - net                                   20,637    (226,441)    168,523
                                                 ------    --------     -------
   Net cash provided by operating activities    624,120   2,093,318     210,449
                                                -------   ---------     -------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment            (36,252)    (37,133)   (292,441)
 Additions to field spare parts                (762,611) (1,044,973)   (536,310)
 Decrease in intangible assets                    8,245           -           -
                                               --------   ---------     -------
   Net cash (used) by investing activities     (790,618)  1,082,106    (828,751)
                                               --------   ---------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from shareholder loans, net           209,539     539,130     571,670
 Net (repayment) borrowings from note
  payable to bank                                     -  (1,488,295)     66,136
 Proceeds from sale of common shares                 10           -           -
 Repayments on debt                             (75,000)    (30,969)    (12,500)
                                                --------    --------    --------
  Net cash (used)/provided by
   financing activities                         134,549    (980,134)    625,306
                                                -------     -------     -------

NET INCREASE (DECREASE) IN CASH                 (31,948)     31,078       7,004
CASH - beginning of year                         50,891      19,813      12,809
                                                 ------      ------      ------
CASH - end of year                           $   18,943  $   50,891  $   19,813
                                                 ======      ======      ======



                  See notes to consolidated financial statements.

SUPPLEMENTAL NONCASH FINANCING TRANSACTION

During 1996, the Company restructured its note payable to the bank resulting in a non-cash reduction in the note payable, such reduction totaling $1,544,661, and a corresponding increase in the amount due to its principal shareholder.

                               DELTA COMPUTEC INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
               ---------------------------------------------------


(1)  General  Description  Of Business  and Summary  Of Significant  Accounting
     --------------------------------------------------------------------------
     Policies
     --------

     Description of Business
     -----------------------

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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Delta Data Net, Inc. ("Data Net"), (see
     Note 2), and SAI/Delta. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had net earnings in Fiscal 1997. However, the Company incurred net losses in Fiscal 1996 and 1995, had a working capital deficit and a stockholders' deficit of $1,296,414 and $2,179,149, respectively, as of October 31, 1997 and was in default under certain loan agreements as of October 31, 1997. (See Note 3). In view of the losses incurred in Fiscal 1996 and 1995 and related cash flow difficulties, management initiated certain actions designed to return the Company to its core business and profitability. Among these actions were: (1) cost reductions associated with the centralization of operations in its Teterboro, New Jersey location; (2) termination of operations of the Data Net subsidiary; (3) the decision to terminate operations of the Intronet Division, substantially accomplished at October 31, 1996, followed by the closing of its office in December, 1996; (4) restructuring of its primary lending relationship; (5) negotiation of a buy-out and settlement of a debenture; (6) obtaining of an extension until November 1, 1998 in its lending arrangement with its lenders; and (7) renegotiation of its lending agreement with its commercial lenders whereby the maximum loan amounts have been increased for the period October 1 through December 31, 1997 and January 1 through June 30, 1998. These actions have resulted in the realization of management's plan to improve profitability in the Company's core business and increase cash flows in Fiscal 1997, enabling the Company to maintain operations.

     Use of Estimates
     ----------------

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

     Reclassifications
     -----------------

     Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year's presentation.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost and are depreciated using the straight-line method based on estimated useful lives which are as follows:

                                                            Estimated
                              Description                   Useful Life
                              -----------                   -----------

                    Technical equipment                     5 -  7 years
                    Office furniture and equipment          3 -  7 years
                    Vehicles                                2 -  3 years
                    Purchased software                      2 -  3 years
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

     The Company regularly assesses all of its long-lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value.

     The Company determined that no impairment loss need be recognized for applicable assets in Fiscal 1997 or 1996.

     Inventories
     -----------

     Inventories represent computer equipment and peripherals held for resale in the normal course of business and consumable field spare parts. These inventories are recorded at the lower of cost (first-in, first-out) or market.

     Field Spare Parts
     -----------------

     Field spare parts are stated at cost and are amortized using the straight-line method over an estimated useful life of 5 years beginning in the year after acquisition.

     Goodwill
     --------

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

     Deferred Service Revenue
     ------------------------

     Service revenue is recognized ratably over the contract period. Deferred service revenue represents billings in advance of the service period.

     Revenue Recognition
     -------------------

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

     Income Taxes
     ------------

     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the Company's consolidated financial statements or tax returns.

     Earnings Per Share
     ------------------

     Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for dilutive outstanding stock options and warrants using the Treasury Stock Method. Weighted average shares outstanding for the years ended October 31, 1997, 1996 and 1995 totalled 14,741,548, 6,811,575 and 6,811,575, respectively.

     New Accounting Standards Pronouncements
     ---------------------------------------

     1. EARNINGS PER SHARE
        ------------------

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company is currently evaluating what impact the adoption of this standard will have on its disclosures.

     2. Comprehensive Income
        --------------------

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

     Concentration of Credit Risk
     ----------------------------

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company's top ten customers accounted for approximately 65% of its total revenues in Fiscal 1997, and one of these customers accounted for approximately 12% of total revenues in Fiscal 1997. The Company does not require collateral or other security to support customers' receivables.


(2)  Discontinued Operations
     -----------------------

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

     A loss of $118,142 on disposal of these discontinued operations was recorded during the fiscal year ended October 31, 1997. A provision of $1,843,487 for the loss on disposal of these discontinued operations was recorded during the fiscal year ended October 31, 1996, consisting of a $1,741,112 loss from operations and a $102,375 loss on disposal. Due to the Company's accumulated deficit position, there was no tax benefit recorded.

     The Company's operating results for all periods presented reflect continuing operations, comprising the core business of providing computer system, data communication and Lan/Wan technical services and products. Interest expense allocated to discontinued operations for the fiscal years ended October 31, 1996 and 1995 represents an allocation of corporate interest expense and amounts directly related to the discontinued businesses. The allocation of corporate interest expense was based, in part, on a ratio of the net assets of the discontinued operations to the sum of the consolidated net assets and consolidated debt, adjusted accordingly. Amounts allocated for interest in Fiscal 1996 and 1995 totalled $367,892 and $299,585, respectively. Interest expense for the fiscal year ended October 31, 1997, while almost wholly related to the losses incurred in discontinued operations in prior fiscal years, was absorbed in its entirety by the Company's core operations. Revenues from discontinued operations were $3,996,507 and $20,064,694 in Fiscal 1996 and 1995, respectively. There were no remaining net assets of the discontinued operations at October 31, 1997. However, additional expenses were incurred in Fiscal 1997 above the amounts accrued in Fiscal 1996 related to the discontinued operations.


(3)  DEBT AND DEBT DUE TO SHAREHOLDER
     --------------------------------

     Long-term debt and Debt Due to Shareholder consist of the following at October 31:

                                                            1997        1996
                                                            ----        ----
       Due to shareholder                            $ 2,865,000 $ 2,655,461
       Term loan, due in full on October 10, 2001
         with interest payable monthly at prime plus
         1.0%, collateralized by field spare parts
         (the "Term Loan")                               750,000     750,000
       Notes payable                                           -      75,000
                                                     ----------- -----------
                                                     $ 3,615,000 $ 3,480,461

       Less: Current portion                                   -      75,000
                                                     ----------- -----------
                                                     $ 3,615,000 $ 3,405,461
                                                     =========== ===========

     On October 10, 1996, the Company restructured the note payable to its bank, which totalled $2,294,661 at that time. The bank, National Canada Finance Corp. ("NCFC") was also its then primary lending institution. A portion of the note payable to NCFC plus related fees and expenses, aggregating $1,544,661, was assumed by the Company's principal stockholder, Joseph M. Lobozzo II ("Lobozzo"), and the balance of the loan, in the amount of $750,000, was restructured as a Term Loan. The Company has an Amended and Restated Credit Agreement with Lobozzo (the "Lobozzo Credit Agreement", as amended and as restated, which provides for the "Lobozzo Loan"), which provides that: (1) the maximum amount was increased from $2,550,000 to $2,950,000, and (a) from October 1, 1997 through December 31, 1997, up to $3,650,000, and (b) from January 1, 1998 through June 30, 1998, up to $3,350,000, provided, as to the maximum loan amounts in (1), (a) and (1),
     (b), respectively, that the Company meets its Operating Budget Targets as agreed between the Company and its Board of Directors; (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be equal to 100% of the eligible receivables from and after June 7, 1997 and 130% for those receivables which existed at June 6, 1997; (4) certain financial covenant obligations with which the Company was in default under its prior loan from NCFC were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral for the Lobozzo Loan with the pledged field spare parts being subordinated to the prior pledge under the Term Loan; (6) for any loans provided in excess of the available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and (7) payment is due on June 30, 1998. In January, 1998, the lending agreement with its commercial lenders was further amended to extend the terms of the lending agreement from June 30, 1998 to November 1, 1998. A copy of the amendment is annexed as Exhibit B to this Form 10-K Report. In January, 1998, the Lender executed a waiver (the "January 1998 Waiver"), a copy of which is annexed as Exhibit C to this Form 10-K Report, whereby the Lenders waived any non-compliance by the Company with certain provisions of the First Restated Credit Agreement, including Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without meeting those targets.

     As of October 31, 1997 and October 31, 1996, there were principal balances of $2,865,000 and $2,255,461, respectively, outstanding under the Lobozzo Loan, both of which balances included advances totaling $633,600 ("Overline Advances") received from Lobozzo prior to the loan restructuring referred to above.

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

                      1997             1996              1995
                      ----             ----              ----
                   $ 471,385        $ 405,869         $ 550,799

     Interest paid to Lobozzo and Joanne Lobozzo for Fiscal 1997, and to Lobozzo for Fiscal 1996 and 1995, was $401,797, $102,625 and $40,533, respectively.

(4)  SUBORDINATED DEBENTURES
     -----------------------

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

     The Company also has guaranteed an 8% subordinated debenture of Data Net in the face amount of $600,001, as restated, to Lobozzo and Joanne Lobozzo (the "Lobozzo Debenture"). The Lobozzo Debenture was due in annual installments of $200,000 commencing January 31, 1996 and was issued in connection with an option agreement entitling Lobozzo to purchase 1,304,350 shares of the Company's common shares at an exercise price of $.46 per common share. The Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement were later further restated in February, 1997 when Lobozzo transferred to Joanne Lobozzo half of the Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement, and those documents have been reissued as the "Second Amended and Restated Lobozzo Debentures" and the "Second Amended and Restated Lobozzo Option Agreements" (ee Item 13, "Certain Transactions - Lobozzo Transactions"). No payments of principal have been made on the Second Amended and Restated Lobozzo Debentures, and the Second Amended and Restated Lobozzo Option Agreements remain unexercised as of the date of this Form 10-K Report. The Second Restated Lobozzo Debentures provided, with respect to each of the two debentures, that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1998. In January, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended to provide, with respect to each of the two debentures, that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1999. Copies of the two amended Second Amended and Restated Lobozzo Debentures are annexed as Exhibits D and E to this Form 10-K Report.

(5)  INCOME TAXES
     ------------

     The components of the income tax provision (benefit) are as follows:

                                                  Year Ended October 31
                                                  ---------------------

                                              1997        1996        1995
                                              ----        ----        ----
             Current:
             Federal                    $   11,000  $        - $         -
             State                          25,000       7,489       4,000

             Deferred:
             Federal                             -           -   1,199,000
             State                               -           -           -
                                         ---------   ---------  ----------
                                        $   36,000  $    7,489 $ 1,203,000
                                         =========   =========  ==========

     The income tax provision (benefit) is allocated as follows:


                                                  Year Ended October 31
                                                  ---------------------

                                             1997         1996         1995
                                             ----         ----         ----

          Income taxes related
           to continuing operations     $  36,000     $  7,489  $  (130,000)
          Income taxes related
           to discontinued operations           -            -    1,333,000
                                         --------      -------   ----------
          Total income taxes            $ 36,000      $  7,489  $ 1,203,000
                                         =======       =======   ==========


     A reconciliation of the income tax provision (benefit) with tax at the effective federal statutory rate is as follows:

                                                  Year Ended October 31
                                                  ---------------------

                                            1997         1996          1995
                                            ----         ----          ----

     Federal provision (benefit)
      based on statutory tax rate       $ 214,000    $ (279,000) $ (1,324,000)
     Permanent book-to-tax
      differences:
     Goodwill amortization                 16,000        16,000      195,000
     Other permanent items                (72,000)      (17,000)     (74,000)
     Increase (decrease) in
      valuation allowance for
      deferred taxes                     (138,000)      282,000    2,376,000
     State provision net of
      federal tax effect                   16,000         5,489       30,000
                                        ---------      --------    ---------
                                       $   36,000    $    7,489 $  1,203,000
                                        ==========    ========== ============

     The components of the net deferred tax assets as of October 31 were as follows:

--------------------------------------------------------------------------
                                        1997        1996         1995
--------------------------------------------------------------------------

Nondeductible inventory reserves      $   65,000    $ 75,000  $   228,000
Nondeductible bad debt reserves           42,000      90,000      121,000
Nondeductible discontinued
 operations reserves                           -      35,000            -
Tax loss carryforwards                 2,225,000   2,461,000    1,898,000
Accelerated book amortization
 of field spare parts                    262,000      74,000      200,000
Investment tax credit carryforward       111,000     111,000      111,000
Other                                      3,000           -        6,000
Less allocable valuation allowance    (2,558,000) (2,696,000)  (2,414,000)
                                       ---------  ----------   ----------

Total                                  $ 150,000   $ 150,000  $   150,000
                                         =======     =======      =======
--------------------------------------------------------------------------

     At October 31,1997 the Company has recorded a deferred tax asset of approximately $2,225,000 reflecting the benefit of approximately $6,544,000 in loss carryforwards, which expire in varying amounts between 2001 and 2011. Realization of this and other deferred assets is dependent on generating sufficient taxable income in future periods. Management believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset.

     Income taxes paid were as follows for the fiscal years ended October 31:

                              1997       1996      1995
                              ----       ----      ----
                              7,958      7,489    16,359


(6)  Commitments
     -----------

     Operating Leases
     ----------------

     The Company leases office space under various operating lease agreements expiring through 2001. Net rental expense under these agreements was as follows for the years ended October 31:

                                        1997         1996      1995
                                        ----         ----      ----
               Rental expense       $ 329,109     $ 397,009 $ 427,473
               Sub-lease income       (41,120)      (20,560)        -
                                    ---------      --------  --------
               Net Rental expense   $ 287,989     $ 376,449 $ 427,473

     As of October 31, 1997, the minimum future payments under non-cancelable operating leases with initial or recurring terms for the next four years is summarized as follows:

            Fiscal Year                           Amount
            -----------                           ------
            1998...................           $   307,014
            1999...................           $   317,440
            2000...................           $   307,440
            2001...................           $   176,782


(7)  Stockholders' Investment
     ------------------------

     Incentive Stock Option Plan -

     The Company has an incentive stock option plan under which options to purchase up to 600,000 of the Company's common shares may be granted to key employees. Such options expire five years from the date of grant. The Company has adopted the disclosures-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly no compensation cost, if required, would have been recognized for the Stock Option Plan as it relates to employees. However, because the various prices at which the applicable incentive stock options are exercisable are, and have been, in excess of the market price of the Company's common shares at October 31, 1996 and 1997, there would have been no compensation cost for the Company's stock option plan, as would have been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS No. 123. Accordingly, the Company's net earnings and net earnings per common and common share equivalents would not have been affected by the provisions of SFAS No. 123.

     The exercise price shall not be less than the fair market value of the shares on the date of grant. The following summarizes the activity of the stock options under the plan as of October 31.

                                           1997        1996       1995
                                           ----        ----       ----
        Outstanding - beginning of
           year                           345,500    230,500     344,000
        Granted                           153,000    159,000     100,000
        Exercised                               -          -           -
        Canceled                         (127,500)   (44,000)   (213,500)
                                          -------    -------     -------
        Outstanding - end of year         371,000    345,500     230,500
                                          =======    =======     =======

        Average exercise price of
         outstanding and exercisable
         options                            $.26       $.42       $.86
                                             ===        ===        ===
     Director Stock Option Plan -

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

                                              1997       1996       1995
                                              ----       ----       ----
        Outstanding - beginning of year          -          -      6,000
        Granted                                  -          -          -
        Exercised                                -          -          -
        Canceled                                 -          -      6,000
                                                 -          -      -----
        Outstanding - end of year                -          -          -
                                              ====       ====      =====

        Average exercise price of
         outstanding and exercisable
         options                                 -          -          -
                                              ====       ====      =====

                                DELTA COMPUTEC INC.
                                -------------------
                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                 -------------------------------------------------
                FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                ---------------------------------------------------


Allowance for Doubtful Accounts
-------------------------------

                    Balance       Charged      Charged                 Balance
                   Beginning      to costs     to other  Net Amounts   End of
                   of Period    and Expenses   Accounts  Written Off   Period
                   ---------    ------------   --------  -----------   ------

Year ended October 31, 1997:

                 $  263,808   $   30,361     $      -  $  (169,970)  $  124,199
                    =======       ======        =====      =======      =======

Year ended October 31, 1996:

                 $  652,523   $   84,418     $      -  $  (473,133)  $  263,808
                    =======       ======        =====      =======      =======

Year ended October 31, 1995:

                 $  193,238   $  631,701     $      -   $ (172,416)  $  652,523
                    =======      =======         ====      =======      =======


Allowance for Obsolete Inventory
--------------------------------

                    Balance       Charged      Charged                 Balance
                   Beginning      to costs     to other  Net Amounts   End of
                   of Period    and Expenses   Accounts  Written Off   Period
                   ---------    ------------   --------  -----------   ------

Year ended October 31, 1997:

                 $  220,904   $       -      $      -   $  (28,613)  $  192,291
                    =======      ======          ====       ======      =======

Year ended October 31, 1996:

                 $  671,711   $  84,193      $      -   $ (535,000)  $  220,904
                    =======      ======          ====      =======      =======

Year ended October 31, 1995:

                 $  671,711   $       -      $      -   $        _   $  671,711
                    =======      ======          ====         ====      =======

Item 9.   Disagreements on Accounting and Financial Disclosure
          ----------------------------------------------------

            None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

                           DIRECTORS OF THE REGISTRANT
                           ---------------------------

Year first
Elected
Director       Name and Background
--------       -------------------

1995 Alfred C. Engelfried, Director and Assistant Secretary, age 54, is the President and owner of Market Sense, Inc. ("Market Sense"), a management consulting organization located in Rochester, New York, a position he has held since 1986. Mr. Engelfried was elected a director of the Company in March, 1995. Prior to joining Market Sense, Mr. Engelfried was President of Fannon Metal Industries from 1976 to 1981.

1995 Michael A. Julian, Director and Secretary, age 51, is Vice-President Operations/Finance of JML Optical Industries, Inc. ("JML"), with which Joseph M. Lobozzo II and Michael E. McCusker, also directors and officers of the Company, are also associated. Mr. Julian is the brother-in-law of Mr. Lobozzo, and the brother of Joanne M. Lobozzo, the wife of Joseph M. Lobozzo II. Mr. Julian was elected a director in April, 1995. Mr. Julian has been associated with JML for over 17 years.

1988 Joseph M. Lobozzo II, Director and Chairman of the Board of Directors, age 54, is the Chairman and Chief Executive Officer of JML, a manufacturer, designer and importer of precision optical systems. Messrs. Julian and McCusker, also directors and officers of the Company, are also associated with JML. Mr. Lobozzo founded JML and has been affiliated with JML for over 24 years. Mr. Lobozzo is a general partner of several real estate partnerships and has affiliations, including several directorships, with a variety of professional and civic organizations, including FNB Rochester Corp, a publicly-traded corporation, and the Greater Rochester United Way. Mr. Lobozzo received his B.S. degree in physics from the City University of New York. As of October 31, 1996 and October 31, 1997, Mr. Lobozzo was considered to be the controlling person of the Company. As of the date of filing this Form 10-K Report, Mr. Lobozzo and his wife, Joanne Lobozzo, are considered to be controlling persons of the Company. (See "Principal Shareholders" in Item 12 and "Control of the Company", "Certain Transactions Lobozzo Transactions" in Item 13).

1995 Michael McCusker, Director and Assistant Secretary, age 52, is Senior Vice-President of JML, with which Messrs. Lobozzo and Julian, also directors and officers of the Company, are also associated. Mr. McCusker was elected a director in April, 1995. Mr. McCusker has been associated with JML for over 20 years.

1997 John T. Smith, Director, age 50, was, through April, 1997, Chief Executive Officer of JTS ChequeOut Solutions, Inc. ("JTS"), a company that he founded in 1980. JTS, which is engaged in the business of software development and product sales, was sold to Ajilon Corporation in April, 1997, and Mr. Smith is currently a consultant to Ajilon. Mr. Smith is also currently associated with private organizations in the areas of real estate development, management consulting, media design and photo CD imaging. Mr. Smith was elected a director in June, 1997 to fill an existing vacancy on the Board of Directors.

     The Board of Directors  held six (6) meetings  during Fiscal 1996 and seven
(7) meetings during Fiscal 1997. Each incumbent director attended at least 75% of the total number of such Board meetings and Board Committees on which he served which were held during his term of office.

     The Board of Directors has standing Audit and Compensation Committees. Following the resignation of prior directors who had been members of those committees during Fiscal 1995, no replacements were immediately made to fill those vacancies, but the vacancies have now been filled. Although the Company has no standing Nominating Committee, the Board of Directors will consider director nominees recommended by shareholders. In December, 1995, the Board designated an Executive Committee which, at its outset, constituted the entire Board of Directors.

     The Audit Committee recommends the selection of, and confers with, the Company's independent accountants regarding the scope and adequacy of annual audits; reviews reports from the independent accountants; and meets with such independent accountants and with the Company's financial personnel to review the adequacy of the Company's accounting principles, financial controls and policies. The current members of the Audit Committee are Messrs. Lobozzo, Julian and McCusker. The Audit Committee held no meetings during Fiscal 1996 or Fiscal 1997, but the entire Board of Directors performed the functions of that Committee during those time periods.

     The Compensation Committee reviews the Company's compensation philosophy and programs, and exercises authority with respect to the payment of direct salaries and incentive compensation to directors and officers; loans to, or guarantees of, obligations of such persons and some employee loans; and the administration of the stock option plans of the Company. The current members of the Compensation Committee are Messrs. Engelfred, Julian and McCusker. The Compensation Committee held no meetings during Fiscal 1996 or Fiscal 1997, but the entire Board of Directors performed the functions of that Committee during those time periods. During the portion of each fiscal year in which each director served as a director, each director participated in deliberations concerning executive officer compensation when such topics were considered by the Board.

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

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

     The following table sets forth the identities and positions of each of the executive officers of the Company:


                                                                      Year First
Officer's Name           Age       Position with the Company            Elected
--------------           ---       -------------------------            -------

John DeVito              41        President and Chief Operating
                                   Officer                                 1995

Joseph M. Lobozzo II     54        Director and Chairman of the
                                   Board of Directors                      1995

Michael Julian           51        Director and Secretary                  1995

Frank J. Donnelly        57        Chief Financial Officer and
                                   Chief Accounting Officer                1996

Alfred C. Engelfried     54        Director and Assistant Secretary        1995

Michael McCusker         52        Director and Assistant Secretary        1995

Edward J. Drohan         63        Vice President, Sales and Marketing     1996

Mary Metrick             48        Assistant Secretary                     1995

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

     Mr. Donnelly has served as Chief Financial Officer and Chief Accounting Officer of the Company since joining the Company in February, 1996. Prior to February, 1996, from 1993 to 1996 Mr. Donnelly served as financial consultant to healthcare, manufacturing and publishing businesses. Mr. Donnelly was Vice President of Finance for a healthcare business from 1990 to 1993. Prior to 1990, he held similar positions with consumer products and healthcare businesses. (See Exhibit A to this Form 10-K Annual Report.)

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

     In August, 1996, Edward Drohan was employed on a full-time basis as the Company's Vice-President, Sales and Marketing, a position which is not an elected corporate officership. Prior to becoming an employee, Mr. Drohan had been a consultant to the Company since April, 1996. Mr. Drohan has also served for five years as the Vice President of Sales and Marketing with Bell Atlantic Business System Services and for fifteen years with Telex Computer Products and Storage Technology Corporation in various sales and marketing capacities, ultimately serving as Vice President with both companies. For the five-year period prior to joining the Company, Mr. Drohan was self-employed as a consultant in the computer maintenance field. During this period of time, his principal client was Bankers Trust Company located in New York, N.Y.

     There is no family relationship between any executive officer, director or person anticipated to be a nominee to become an executive officer or director, except that Messrs. Lobozzo and Julian are brothers-in-law.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
             -------------------------------------------------------

     During Fiscal 1996 and Fiscal 1997, the following persons were directors, officers, or beneficial owners of more than 10 percent of any class of securities of the Registrant registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, who failed to file, on a timely basis, as disclosed upon a review of Forms 3 and 4 and amendments thereto furnished to the Company, reports required by Section 16(a) of the Exchange Act during Fiscal 1996 and Fiscal 1997 or prior Fiscal Years. John DeVito, 4 late reports and 2 unreported transactions; Michael Julian, 2 late reports and 1 unreported transaction; Michael McCusker, 2 late reports and 1 unreported transaction; Alfred Engelfried, 2 late reports and 1 unreported transaction; Edward Drohan, 4 late reports and 2 unreported transactions; Frank J. Donnelly, 4 late reports and 2 unreported transactions; Joseph Lobozzo and Joanne Lobozzo 2 late reports and 1 unreported transaction; and John T. Smith, 1 late report.

Item 11.  Executive Compensation.
          -----------------------

     The following table sets forth information with respect to the President and Chief Operating Officer, and each executive officer whose total annual salary and bonus for Fiscal 1995, 1996 and 1997 exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

                   Annual Compensation Long-Term Compensation
                   ------------------------------------------

Name and
Principal          Fiscal                               Option      All other
Position            Year      Salary    Bonus(1)       (Shares)  Compensation(2)
--------            ----      ------    --------       --------  ---------------
L. Rodger Loomis    1995(3) $ 71,346    $    -              -         $ 2,000
President and Chief
Executive Officer
from November, 1994 to
March, 1995

John DeVito         1995(3) $ 90,346    $ 8,767        100,000        $ 1,644
President and Chief
Operating Officer
from March, 1995 to
October, 1995

John DeVito         1996    $105,635    $16,922         10,000 (6)    $ 1,651

John DeVito         1997    $127,616    $20,026         78,000 (6)    $ 1,644

Edward Drohan       1996(4) $ 52,712(4) $    -          40,000 (5)    $ 1,644

Edward Drohan       1997    $130,099(4) $    -          30,000 (5)    $ 5,100

(1) Bonus pursuant to DeVito's Employment Agreement is set at 5% of the consolidated net income of the Company and its subsidiaries as reported on the Company's respective tax returns. The bonuses for Fiscal 1995 and Fiscal 1996 were awarded on a basis other than as provided for in DeVito's Employment Agreement. As of the date of filing this Form 10-K Report, no bonus payment has been made for Fiscal 1997. However, a provision in the amount of $20,000 has been accrued as of October 31, 1997.

(2) The All Other Compensation column would include any amount of the Company's match under the Delta Computec Inc. 401K Employee Retirement Plan, as provided for in that Plan. During Fiscal 1995, 1996 and 1997, the Company made no matching contributions.

(3) Partial year. Mr. Loomis' employment terminated during Fiscal 1995. Messrs. DeVito and Drohan assumed their positions in Fiscal 1995 and Fiscal 1996, respectively.

(4) Includes consultant compensation prior to becoming a full-time employee and all draws (See "Employment Agreements", below).

(5) Does not include options to be issued in Fiscal 1998 to purchase an additional 30,000 common shares. (See "Employment Agreements", below).

(6) Does not include options to be issued in Fiscal 1998 to purchase an additional 22,000 common shares. (See "Employment Agreements", below).

     The following table shows, as to the current Chief Operating Officer, the Chairman of the Board of Directors, Chief Financial Officer, Vice President, Sales and Marketing and other executive officers of the Company, information concerning stock options granted in Fiscal 1996.

                      STOCK OPTIONS GRANTED IN FISCAL 1996
                      ------------------------------------

                                     Exercise Expiration  Grant         Present
Name           Options           %      Price Date        Date            Value
----           -------           -      ----------        ----            -----
DeVito          10,000          22    $   .13 4/29/01 (1) 4/30//96            -
Drohan          20,000          45        .13 4/29/01 (2) 4/30//96            -
Donnelly        10,000          22        .13 4/29/01 (3) 4/30//96            -
Metrick          5,000          11        .13 4/29/01     4/30//96            -

(1) Does not include options for 100,000 shares called for to be issued pursuant to the DeVito Employment Agreement (See "Employment Agreements", below), of which options for 78,000 shares were issued in Fiscal 1997.

(2) Does not include options for 50,000 shares issued in Fiscal 1997 or options for an additional 30,000 common shares called for to be issued in the future pursuant to the Drohan Employment Agreement (See "Employment Agreements", below).

(3) Does not include an option to purchase 25,000 common shares issued in Fiscal 1997.

The following table shows, as to the current Chief Operating Officer, the Chairman of the Board of Directors, Chief Financial Officer, Vice President, Sales and Marketing and other executive officers of the Company, information concerning stock options granted in Fiscal 1997.

                      STOCK OPTIONS GRANTED IN FISCAL 1997
                      ------------------------------------

                                     Exercise Expiration  Grant         Present
Name           Options           %      Price Date        Date            Value
----           -------           -      ----- -----       ----            -----
DeVito          78,000          51       (1)  (1)          (1)                -
Drohan          50,000          33       (2)  (2)          (2)                -
Donnelly        25,000          16  $    .105 6/26/02     6/25/97             -

(1) Includes options for 50,000 common shares at $.105 per share issued on August 12, 1997 (which options expire on August 13, 2002) and for 28,000 common shares at $.10 per share issued on October 4, 1997 (which options expire on October 5, 2002). Does not include options for an additional 22,000 common shares to be issued in the future.

(2) Includes options for 20,000 common shares at $.17 per share issued on November 4, 1996 (which options expire on November 5, 2001) and for 30,000 common shares at $.105 per share issued on August 12, 1997 (which options expire on August 14, 2002). Does not include options for an additional 30,000 common shares to be issued in the future.

     The following table shows aggregate option exercises in Fiscal 1996 and Fiscal 1997 and the fiscal year-end option values for the President and Chief Operating Officer, the Chairman of the Board of Directors and other executive officers of the Company.


                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND OCTOBER 31, 1996 OPTION VALUES
                       ----------------------------------

                                      None


                   AGGREGATED OPTION EXERCISES IN FISCAL 1997
                        AND OCTOBER 31, 1997 OPTION VALUES
                        ----------------------------------

                                      None


Employment Agreements
---------------------

     The Company has entered into a letter employment agreement (the "DeVito Employment Agreement") with John DeVito ("DeVito"), the President and Chief
Operating Officer of the Company, dated October 23, 1995, pursuant to which DeVito will serve as the President and Chief Operating Officer of the Company through November 1, 1998. The DeVito Employment Agreement calls for a base salary of $105,000 per year, plus a bonus of 5% of the net profits of the Company and its subsidiaries as reported on the Company's tax return. During Fiscal 1995, 1996 and Fiscal 1997, Mr. DeVito received bonuses of $8,767, $16,922 and $20,026, respectively, which bonuses were awarded on a basis other than as provided for in the DeVito Employment Agreement. The DeVito Employment Agreement further provided that, by July 1, 1996, the Board of Directors would consider a $15,000 increase in Mr. DeVito's base salary, based on factors which include changes in net worth, cash flow, year-to-date profitability, projected profitability for the full year, sales growth and employee satisfaction. In January, 1997, DeVito's annual salary was increased from $105,000 to $120,000. The DeVito Employment Agreement further provides that DeVito will receive stock options of 50,000 common shares at November 1, 1996 and November 1, 1997, for an aggregate of 100,000 common shares. Options for an aggregate of 78,000 common shares have been issued as of the date of the filing of this Form 10-K Annual Report. Options for the remaining 22,000 common shares will be issuable in the future. (See Item 1, A, 1, above).

     The DeVito Employment Agreement also provides that, through November 1, 1998, in the event of a sale of 50.1% or more of the shares of the Company, or a merger of the Company (a "Change of Ownership"), either of which results in a non-voluntary termination of DeVito, DeVito will be entitled to receive his base salary for one year; if DeVito is separated during the first year after a Change of Ownership, DeVito's base salary will continue for the remainder of that year; and, if DeVito accepts a position at another company during the first year after a Change of Ownership, the Company will make up any difference in base salary in the event of a salary reduction. In each instance, health plan benefits and life insurance benefits will continue on the same terms. A copy of the DeVito Employment Agreement was annexed to the 1996 Form 10-K Report as Exhibit A. (See
Item 1, A, 1, above).

     During Fiscal 1996, the Company entered into a letter agreement (the "Drohan Letter Agreement") with Edward Drohan ("Drohan"), its new Vice President, Sales and Marketing, providing for the following: a base salary of $90,000 annually with commission through October 31, 1996, at the Company's standard commission rates on business personally generated by Drohan. In accordance with the Company's standard policy, commissions are to be paid upon receipt of payment from the customer. A $3,000 draw against commissions is provided. Commencing November 1, 1996, the standard commission arrangement is replaced by two programs designed to reward Drohan for contributions to the Company's overall performance: (A) payment of 9% of the increase in pre-tax profit from year to year, as reported for the Company's core business alone and, therefore, excluding discontinued operations and the effect of extraordinary items: the $3,000 per month draw will continue; pre-tax profit will be calculated monthly and reconciled and remitted quarterly, with the entire program to be reviewed annually; and (B) participation in the Company's "Senior Management Profit Grid" which is designed to permit participants to earn a portion of their compensation based on the pre-tax profitability the Company, calculated on the percentage profitability and actual revenue. A copy of the Drohan Letter Agreement was annexed to the 1996 Form 10-K Report as an Exhibit.

     The Drohan Letter Agreement provides for the issuance of the following stock options: options to purchase 40,000 common shares within ninety (90) days of full-time employment (all of which have been issued); options to purchase 30,000 common shares within one year of the date of issue of the first option (all of which have been issued) and options to purchase 30,000 common shares within two years of the date of issue of the second option. Options to purchase 70,000 common shares have been issued as of the date of the filing of this Form 10-K Annual Report. Options for the remaining 30,000 common shares will be issuable in the future. (See Item 1, A, 1, above).

     During Fiscal 1997, the Company entered into a letter agreement (the "Donnelly Letter Agreement") with Frank J. Donnelly ("Donnelly"), its Chief Financial Officer and Principal Accounting Officer, providing for the following:
(A) a base salary of $80,000 annually; and (B) participation in the Company's "Senior Management Profit Grid" which is designed to permit participants to earn a portion of their compensation based on the pre-tax profitability the Company, calculated on the percentage of profitability and actual revenue. A copy of the Donnelly Letter Agreement is annexed to this 1996 Form 10-K Report as Exhibit A.

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


Incentive Stock Options
-----------------------

     On November 1, 1983, the Company adopted an incentive stock option plan pursuant to Section 442A of the Internal Revenue Code. The incentive stock option plan was amended, effective September 28, 1985, amended again effective January 1, 1987, and was thereafter restated in its entirety effective March 23, 1987, and was further amended by the shareholders at the 1992 and 1993 Annual Meetings to increase the number of common shares covered by the Incentive Plan to 600,000 common shares (such Incentive Plan, as initially adopted and as amended and restated to date, is herein referred to as the "Incentive Plan"). Under the Incentive Plan, the Company's Stock Option Committee, which is designated by the Board of Directors and currently consists solely of Lobozzo, may grant options to key employees to purchase up to an aggregate of 600,000 common shares. Such options expire 5 years from the date of the grant. Pursuant to law, the exercise price of the options will be equal to the fair market value of the common shares on the date when the option is granted, except that employees owning greater than ten percent (10%) of the issued and outstanding common shares of the Company are only eligible for grants under the Incentive Plan if the exercise price is 110% of such fair market value and if the term of the option is not more than 5 years. A purpose of the Incentive Plan is to assist the Company in attracting and holding valuable employees by providing those employees with incentives to foster the growth of the Company. As of October 31, 1996, options under the Incentive Plan covering an aggregate of 345,500 common shares had been issued and were outstanding. No exercises of stock options occurred in Fiscal 1996. As of October 31, 1997, options under the Incentive Plan covering an aggregate of 371,000 common shares had been issued and were outstanding. No exercises of stock options occurred in Fiscal 1997. Of the 600,000 common shares authorized to be issued under the Company's Incentive Plan, options for 228,150 common shares have been exercised. During Fiscal 1996 and Fiscal 1997, DeVito, the President and Chief Operating Officer of the Company, was granted an option to purchase, respectively, 10,000 and 78,000 common shares for a 5 year period at the then fair market value of the Company's common shares, or, respectively, $0.13 and $0.105 to $.10 per common share. From and after the completion of Fiscal 1997, no options have been reacquired under the Incentive Plan, and no options have been issued.


Non-Qualified Stock Options
---------------------------

     Effective September 28, 1985, the Company established a Non-Qualified Stock Option Plan to be available to members of the Board of Directors who are not otherwise employees of, or subject to, written employment or consulting agreements with, the Company (the "Non-Qualified Plan"). The Non-Qualified Plan is separate from, and in addition to, the Incentive Plan, and is administered by the Stock Option Committee. The Non-Qualified Plan provides that: (1) no individual is eligible to receive any option unless such individual has been a member of the Board of Directors for a period of at least one year and also has been designated as eligible for such receipt by the Stock Option Committee; (2) the maximum number of common shares which each eligible director will be able to acquire is 30,000; (3) the maximum aggregate number of common shares available to eligible directors is 100,000; (4) no option granted will be exercisable for a period of one year from the date such option is granted; and (5) the option rights available to an eligible director will have a life of 5 years from the date granted. As of October 31, 1996 and 1997, there were no options outstanding, and no options had been exercised during either fiscal year. No options under the Non-Qualified Plan have been issued or exercised since the commencement of Fiscal 1996 or Fiscal 1997. No options are outstanding as of the date of this Form 10-K Annual Report.


              Long-Term Incentive Plans Awards in Last Fiscal Year
              ----------------------------------------------------

The Company is in the process of finalizing its Long-Term Incentive Plan. Consequently, no awards have been made. This Plan will become effective when new accounting and operating software are implemented to provide senior management with analysis of results by business unit.


Compensation of Directors
-------------------------

      The Company pays each non-employee director $250 per each Board Meeting attended by the director. During Fiscal 1996 and 1997, no fees were paid to any non-employee directors, all of which fees were waived.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

                             PRINCIPAL SHAREHOLDERS
                             ----------------------

     The following table sets forth as of October 31, 1997, certain information concerning the Company's common shares held by: (i) each shareholder known by the Company to own beneficially, or of record, more than 5% of the Company's common shares, the only voting class of the Company's securities; (ii) each director, and each nominee for director, of the Company; and (iii) all directors and officers of the Company as a group. (1)

Name and address              Amount and Nature of          Percent of
Beneficial Owner(2)           Beneficial Ownership          Shares (3)
-------------------           --------------------          ----------
Joseph M. Lobozzo II (4)
c/o JML Optical Industries, Inc.       14,749,575              75.42
690 Portland Avenue
Rochester, NY  14620

Michael A. Julian (5)
c/o JML Optical Industries, Inc.           48,000                .26
690 Portland Avenue
Rochester, NY  14620

Michael E. McCusker (6)
c/o JML Optical Industries, Inc.           35,000                .19
690 Portland Avenue
Rochester, NY  14620

Alfred C. Engelfried (7)
366 White Spruce Blvd.                     50,000                .27
Rochester, NY  14623

John DeVito (8)
900 Huyler Street                         311,000               1.69
Teterboro, NJ  07608

Joanne M. Lobozzo (9)
756 Rock Beach Road                     7,607,287              40.24
Rochester, N.Y. 14617

Willcox & Gibbs, Inc. (10)              1,000,000               5.48

Edward J. Drohan (11)                     100,000               0.55

Frank J. Donnelly (12)                     35,000                .19

Mary Metrick                                5,000                .03
                                            -----                ---

All Directors and
Officers as a group
(9 persons) (12)                       15,333,575             77.23

1. During Fiscal 1997, several transactions occurred involving several of the persons listed hereafter. Reference is made to "Control of the Company", "Certain Transactions - Lobozzo Transactions", and "Certain Transactions - Willcox & Gibbs Transactions", in Item 13.

2. During Fiscal 1997, certain other transactions occurred which may require information to be provided by other persons for future reports, as follows:
Joanne M. Lobozzo, the wife of Joseph M. Lobozzo II (See "Certain Transactions - "Control of the Company" and "Lobozzo Transactions" in Item 13), and John DiProsa (See "Certain Transactions - Lobozzo Transactions" in Item 13).

3. The percentages shown on the table are based on 18,252,050 of the Company's common shares issued and outstanding on October 31, 1997, and include common shares which may be acquired by the referenced shareholder within 60 days through the exercise of options to purchase common shares, but such common shares are not included in calculating the percentage of common shares beneficially owned by any other shareholder, except for the percentage of shares applicable to Lobozzo, as to which the number of common shares issued and outstanding is calculated at 19,556,400 common shares, for John DeVito the number is calculated at 18,440,050 common shares, for Joanne Lobozzo the number is calculated at 18,904,225 common shares and for the designation "All Directors and Officers as a Group", as to which the number of common shares outstanding is calculated at 19,854,400 common shares, which number of common shares outstanding includes in each instance common shares issuable upon exercise of options to persons named in the table. Also includes options committed to be issued to Messrs. DeVito and Drohan pursuant to their various letter agreements but not issued as of October 31, 1997 and other options issued in Fiscal 1997. Unless otherwise indicated, each shareholder shown on the table has sole voting and investment power with respect to the Common Shares beneficially owned by such shareholder.

4. Includes as of October 31, 1997: 5,815,113 common shares held in Mr. Lobozzo's sole name; 652,175 common shares reserved for issuance upon exercise of the amended Second Amended and Restated October 1992 Option Agreement (Exhibit F hereto) issued concurrently with the amended Second Amended and Restated October Lobozzo Debenture (Exhibit D hereto) originally issued by the Company to Mr. Lobozzo on October 28, 1992, and amended and restated on February 16, 1995, on February 20, 1997 and in January, 1998. (See Item 13). As of October 31, 1997, includes 435,000 common shares held in the name of JML, of which Mr. Lobozzo is the chairman, chief executive officer and principal shareholder. Includes 5,815,112 common shares held by Joanne Lobozzo; 652,175 common shares reserved for issuance upon exercise of Joanne Lobozzo's amended Second Amended and Restated October 1992 Option Agreement; and 900,000 common shares held by Mr. Lobozzo's three adult children as to all of which common shares Mr. Lobozzo disclaims voting power and beneficial ownership. The number of common shares held by Mr. Lobozzo, Joanne Lobozzo and their three adult children changed during Fiscal 1997. Also includes, as of October 31, 1997, 480,000 common shares pledged to NCFC as part of the NCFC Restructuring, of which, under certain circumstances, Mr. Lobozzo has agreed to transfer up to 240,000 common shares to Joanne Lobozzo. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in Item 13).

5. Includes 20,000 common shares acquired by Mr. Julian and his wife from Mr. Lobozzo in Fiscal 1997; 12,500 common shares held jointly with his spouse and 1,000 common shares held by his wife and minor son, jointly. Does not include any common shares owned by JML of which Mr. Julian is an officer and minority shareholder, all of which common shares are included in the calculation relating to Mr. Lobozzo in Note 4 above, 1,000 common shares owned by his adult daughter, or 6,900 common shares owned by his adult son, who is also an employee of JML. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in Item 13).

6. Includes 25,000 common shares acquired by Mr. McCusker and his wife from Mr. Lobozzo in Fiscal 1997. Does not include any common shares owned by JML of which Mr. McCusker is an officer and minority shareholder, all of which common shares are included in the calculation relating to Mr. Lobozzo in Note 4 above. (See "Control of the Company" and "Certain Transactions - Lobozzo Transactions", in
Item 13).

7. Includes 50,000 common shares acquired by Mr. Engelfried and his wife from Mr. Lobozzo in Fiscal 1997. See "Certain Transactions - Lobozzo Transactions, in
Item 13.

8. Includes options to purchase 100,000 common shares agreed to be issued pursuant to the DeVito Employment Agreement executed during Fiscal 1995, of which options to purchase 78,000 common shares were issued in Fiscal 1997, and options for an additional 22,000 common shares which remain to be issued; gifts from Lobozzo during Fiscal 1995 of 80,000 common shares and 20,000 common shares in the name of DeVito and DeVito's spouse, respectively; an additional 1,000 common shares owned by DeVito's spouse and other options to purchase 110,000 common shares pursuant to the Incentive Stock Option Plan, of which an option to purchase 7,500 common shares at $.75 per share expired, unexercised, on December 4, 1996, and an option to purchase 25,000 common shares at $1.00 per share expired on September 18, 1997. During Fiscal 1996, options under the Incentive Stock Option Plan to purchase 25,000 common shares were voluntarily surrendered by DeVito and an option to purchase 10,000 common shares was issued to Mr. DeVito. See "Certain Transactions - Lobozzo Transactions, in Item 13, "Employment Agreements" and "Incentive Stock Options", in Item 11.

9. Includes as of October 31, 1997, 5,815,112 common shares held in Joanne Lobozzo's own name; 652,175 common shares reserved for issuance upon exercise of the Second Amended and Restated October, 1992 Option Agreement (Exhibit E hereto) originally issued by the Company to Mr. Lobozzo on October 28, 1992, and amended and restated on February 16, 1995, on February 20, 1997, (at which time half of the original options agreement was transferred to Joanne Lobozzo) and in January, 1998. (See Item 13). Also includes 900,000 common shares held by Joanne Lobozzo's three adult children as to all of which common shares Joanne Lobozzo disclaims voting power and beneficial ownership. Also includes 240,000 of the 480,000 common shares pledged by Mr. Lobozzo to NCFC as part of the NCFC Restructuring which, under certain circumstances Mr. Lobozzo has agreed to transfer to Joanne Lobozzo. Does not include: 5,815,113 common shares held in the name of Mr. Lobozzo; 652,175 common shares reserved for issuance upon exercise by Mr. Lobozzo's amended Second Amended and Restated October, 1992 Option Agreement; 435,000 common shares held in the name of JML Optical, or the potential remaining 240,000 common shares pledged to NCFC as part of the NCFC Restructuring. Joanne Lobozzo disclaims voting power and beneficial ownership in Mr. Lobozzo's common shares and option.

10. Includes 1,000,000 common shares registered in the name of "Willcox & Gibbs Data Net, Inc., and Dataspan Systems, Inc. Jt Ten", which organizations, under amended names, are wholly-owned subsidiaries of Willcox & Gibbs. (See "Certain Transactions - Willcox and Gibbs Transactions", in Item 13.

11. Includes 100,000 common shares agreed to be issued pursuant to the Drohan Letter Agreement, 70,000 of which were issued in Fiscal 1997, and 30,000 of which remain to be issued. (See "Employment Agreements", above).

12. Includes 25,000 common shares issuable pursuant to an option issued in Fiscal 1997.

13. As of October 31, 1997, there were 18,252,050 common shares outstanding. The figure of 15,333,575 includes the common shares to which reference is made in Notes 4, 5, 6, 7, 8, 9, 11 and 12, above and assumes exercise of all options referred to therein. (See Note 3, above).

     During Fiscal 1997, there was a change of control of the Company. As of December 30, 1996, Lobozzo gave to his wife, Joanne Lobozzo, 74,875 common shares, bringing the number of common shares owned by Joanne Lobozzo in her own name to 94,875 common shares. This transaction was a portion of the transactions in which Lobozzo engaged with regard to the 1,519,750 common shares then owned by Lobozzo to which reference is made in Item 13, "Certain Transactions - Lobozzo Transactions", below. Lobozzo transferred 635,000 common shares to John DiProsa, who, as of the date of the transfer, became a holder of in excess of 5% of the outstanding common shares of the Registrant. Following the exercise of the Restated 1995 Lobozzo Options, Mr. DiProsa no longer held in excess of 5% of the outstanding common shares of the Registrant.

     In February, 1997, Lobozzo transferred to Joanne Lobozzo: (i) half of the several debt obligations owed to him by the Company; (ii) half of the Restated 1992 Lobozzo Option Agreement to purchase 1,304,350 common shares; and (iii) half of the Restated May 1995 Lobozzo Option to purchase 11,440,475 common shares, as set forth in "Certain Transactions - Lobozzo Transactions", below.

     In February, 1997, Lobozzo and Joanne Lobozzo each executed their Second Restated May 1995 Lobozzo Option to purchase 5,720,238 and 5,720,237 common shares, respectively, bringing their shareholdings in the Company to 6,730,113 and 5,815,112 common shares, respectively. The exercise of these Second Restated May 1995 Lobozzo Options brought the number of issued and outstanding common shares of the Company to 18,252,050 common shares. Following the February, 1997 transactions, Lobozzo and Joanne Lobozzo each owned, respectively, 36.87% and 31.86% of the issued and outstanding common shares of the Company. Lobozzo's shareholdings include 480,000 common shares pledged to NCFC pursuant to the NCFC Restructuring. Lobozzo and Joanne Lobozzo also each hold an amended Second Amended and Restated 1992 Lobozzo Option Agreement to purchase 652,175 common shares and, if exercised in full, then the shareholdings and percentage of then 19,556,400 issued and outstanding common shares of the Company for Lobozzo and Joanne Lobozzo would increase to 7,382,288 (37.75%) and 6,467,287 (33.07%), respectively. If the 480,000 pledged common shares were returned to Lobozzo and divided equally with Joanne Lobozzo, they would own 7,142,288 and 6,707,287 common shares, respectively, 36.52% (Lobozzo) and 34.30% (Joanne Lobozzo) and in the aggregate 13,849,575 (70.82%) of the 19,556,400 issued and outstanding common shares.

     As a result of these transactions, Lobozzo and Joanne Lobozzo are each considered to be controlling persons of the Company.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

                             CONTROL OF THE COMPANY
                             ----------------------

     As of October 31, 1997, Lobozzo had beneficial ownership of 14,749,575 common shares, or 75.42% of the common shares outstanding, either directly or through control of JML, or beneficially through the shareholdings of his wife and children (although Lobozzo disclaims beneficial ownership of the common shares, and options, owned by his wife, and children). Lobozzo and Joanne M. Lobozzo were jointly also the principal lender to the Company by various loan agreements. (See Item 1, above, and Item 13, "Certain Transactions - Lobozzo Transactions", below). As of October 31, 1996, Lobozzo had beneficial ownership of 15,499,575 common shares, or 79.26% of the common shares outstanding, either directly or thorough control of JML, or beneficially through the shareholdings of his wife and children (although Lobozzo disclaims beneficial ownership of the common shares owned by his wife and children). In addition, as of October 31, 1996 and 1997, the Company had issued the Second Amended and Restated 1992 Lobozzo Options to Lobozzo and to Joanne Lobozzo which were exercisable into 1,304,350 common shares. If, as of October 31, 1997, the Second Amended and Restated 1992 Lobozzo Option Agreements were fully exercised, Lobozzo and Joanne Lobozzo would then have had beneficial ownership of 14,749,575 common shares, or 75.92% of the outstanding common shares of the Company. The Company believes that Lobozzo was a control person of the Company as of October 31, 1996 and October 31, 1997, as was Joanne Lobozzo at the latter date, and that both Lobozzo and Joanne Lobozzo are control persons of the Company as of the date of filing of this Form 10-K Report. The change in control of the Company was reported in the February, 1997 Form 8-K Report.


                              CERTAIN TRANSACTIONS
                              --------------------


Lobozzo Transactions
--------------------

1. To assist in the completion of the Willcox & Gibbs Acquisition, Data Net and Lobozzo, a director of both the Company and Data Net, entered into a private placement of the Lobozzo Debenture due October 28, 1995, in the face amount of $600,001 (the "Lobozzo Debenture"). The Lobozzo Debenture was later restated on February 16, 1995, to extend its term through January 31, 1998, and was again amended as of January, 1998 to extend its term through January 31, 1999. The Lobozzo Debenture is guaranteed by a subordinated guaranty of the Company. The Company also issued to Lobozzo the 1992 Lobozzo Option Agreement which, as originally issued, entitled Lobozzo to purchase 1,304,350 common shares of the Company at a price of $.46 per share for a three-year period ending October 28, 1995. The 1992 Lobozzo Option Agreement was also amended to extend its term through January 31, 1999. Lobozzo had waived the $200,000 payment due on January 31, 1996 and January 31, 1997. The Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement were later further restated in February, 1997 when Lobozzo transferred to Joanne Lobozzo half of the Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement, and those documents have been reissued as the "Second Restated Lobozzo Debentures" and the "Second Restated Lobozzo Option Agreements" (See Item 13, "Certain Transactions - Lobozzo Transactions"). No payments of principal have been made on the Amended Second Restated Lobozzo Debentures, and the Second Restated Lobozzo Option Agreements remain unexercised as of the date of this Form 10-K Report. The Second Restated Lobozzo Debentures provided, with respect to each of the two debentures, that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1998. In January, 1998, the two Second Restated Lobozzo Debentures were further amended to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1999. Copies of the two Amended Second Restated Lobozzo Debentures are annexed as Exhibits D and E to this Form 10-K Report.

In 1992, the Company also entered into a Registration Rights Agreement with Lobozzo granting to Lobozzo certain registration rights with regard to certain common shares of the Company which Lobozzo, at the time of the Willcox & Gibbs Acquisition, had the right to purchase, and, subsequent to the completion of the Willcox & Gibbs Acquisition, actually purchased, through the conversion of a previously outstanding Non-Negotiable Subordinated Debenture (as herein defined) of the Company. (See Section 2, below). The Lobozzo Debenture and the 1992 Lobozzo Option Agreement have each been amended and restated after the close of Fiscal 1996, to transfer half of each security to Joanne Lobozzo. (See Sections 10 through 15, below.)

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

3. In May, 1995, the Company and its wholly-owned subsidiaries, Data Net (collectively, the Company and Data Net are referred to as the "Borrower") and SAI/Delta and, collectively with the Borrower, "DCI"), and the Borrowers' then commercial lender, NCFC, entered into the May 1995 Letter Agreement to provide for the Overadvance Facility which permitted the Borrower to borrow up to an additional $700,000 over the amount which would otherwise have been permitted by the Borrower to borrow from NCFC under the NCFC Credit Agreement then existing between the Borrower and NCFC. See Item 1 A, 3, above. SAI/Delta is a guarantor of the Borrower's obligations with NCFC. Of the Overadvance Facility, $400,000 would be advanced to the Borrower by Lobozzo pursuant to an agreement (the "1995 Lobozzo Letter Agreement") and $300,000 by NCFC. The May 1995 Letter Agreement and the 1995 Lobozzo Letter Agreement provided for a mechanism whereby, as the Overadvance Facility was repaid, or additional advances on the Overadvance Facility were required, Lobozzo and NCFC could be repaid or could advance additional funds. On May 1, 1995, Lobozzo made the first $400,000 advance to the Borrower on the Lobozzo Commitment to enable the Borrower to activate the Overadvance Facility. Lobozzo was entitled to receive interest on the amount of the outstanding Lobozzo Commitment at the same rate of interest that the Borrower paid to NCFC. The interest rate was reduced following the end of Fiscal 1996 (See Section 8, below.) The participation of NCFC in the Overadvance Facility was terminated on October 10, 1996, as a part of the NCFC Restructuring (See Item 1 A, 4, above and Section 7, below). In May, 1997, the principal balance outstanding on the Overadvance Facility was paid in full, and the documents upon which it was based were terminated. The termination was reported in the April, 1997 Form 10-Q Report.

4.   Pursuant  to  the  1995  Lobozzo  Letter  Agreement,   and  in  partial
consideration for the Lobozzo Commitment, the Company issued to Lobozzo the May 1995 Lobozzo Option to purchase all of the Company's authorized, uncommitted, but unissued common shares upon payment of $10. In the event the core business of the Company (representing essentially the service business of the Company, but not including the business conducted by Data Net or the Intronet Division) was sold prior to May 20, 1996, then, at the option of the Company's Board of Directors, the May 1995 Lobozzo Option was cancelable (or if any common shares were issued in the event of exercise of the option, those common shares could have been repurchased by the Company at the exercise price) provided the Lobozzo portion of the Overadvance Facility was paid in full with interest plus an additional $100,000 payment. The core business of the Company was not sold by May 20, 1996, and this portion of the 1995 Lobozzo Letter Agreement thereafter became inapplicable. As of May 1, 1995, as of October 31, 1995, as of October 31, 1996, as of October 31, 1997 and as of the date of the filing of this Form 10-K Annual Report, the Company had 20,000,000 common shares authorized, of which as of May 1, 1995, 6,811,325 common shares were issued and outstanding. Pursuant to various stock option plans, an aggregate of 700,000 common shares have been reserved, of which, on May 1, 1995, 256,150 common shares had been issued, leaving a balance of 443,850 common shares reserved and unissued. The Company had also reserved 1,304,350 common shares for issuance upon exercise of the Restated 1992 Lobozzo Option Agreement. The balance of the authorized, unreserved, but unissued common shares, or 11,440,475 common shares, were agreed to be reserved for issuance upon exercise of the option granted to Lobozzo by the May 1995 Lobozzo Option. The period during which the option granted by the May 1995 Lobozzo Option could be exercised was for four (4) years from May 20, 1995, through May 20, 1999. As noted in Item 12 above, assuming exercise of the Restated 1992 Lobozzo Option Agreement and the May 1995 Lobozzo Option, which has since been exercised, Lobozzo and Joanne Lobozzo could hold an aggregate of 14,479,575 common shares, or approximately 75.42% of the then issued common shares of the Registrant. (See "Control of the Company" and Sections 10 through 15, below).

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

7.   NCFC Restructuring
     ------------------

     The original loan from NCFC to the Borrowers (the "Existing NCFC Loan"), made pursuant to the NCFC Credit Agreement originally executed on April 1, 1994, was amended five times thereafter. (See Item 1, above). On October 10, 1996, the Registrant restructured its principal lending relationship with NCFC whereby a portion of the loan from NCFC was purchased by Lobozzo and the balance of the loan from NCFC to the Registrant was restructured as a term loan (collectively, the entire transactions are referred to as the "NCFC Restructuring"). The NCFC Restructuring Documents are each annexed to the Registrant's Form 8-K Current Report dated October 24, 1996. (See Item 1, A, 3). The documents whereby the NCFC Restructuring was accomplished are referred to as the "NCFC Restructuring Documents". The description of the NCFC Restructuring is qualified in its entirety by the NCFC Restructuring Documents.

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

     The Registrant's lending agreement pursuant to the Lobozzo Loan was amended to, among other matters, extend the term of the lending agreement from December 10, 1996 to March 31, 1997, and this expiration date was subsequently further extended until April 30, 1997, then to June 30, 1998 and, in January, 1998, to November 1, 1998. The terms of the Amended and Restated Credit Agreement between the Company and Lobozzo (the "Lobozzo Credit Agreement", as amended, which provides for the "Lobozzo Loan") provide that: (1) the maximum loan amount is $2,950,000; (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be initially equal to 100% of the Eligible Receivables from and after June 7, 1997 and 130% for those Eligible Receivables, as defined in
Section 2.1 of the Credit Agreement,  as amended, which existed at June 6, 1997;
(4) certain financial covenant obligations with which the Company was in default were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral with the pledged field spare parts being subordinated to the prior pledge to NCFC; (6) for any loans provided in excess of the available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and (7) payment is due on June 30, 1998. In February, 1997, Lobozzo transferred to Joanne Lobozzo half of his interest in the Lobozzo Loan.

     The Lobozzo Credit Agreement had been amended seven times, and, as of October 31, 1997, the Lobozzo Credit Agreement, Promissory Note, General Security Agreement of the Company and Data Net, Unlimited Continuing Guaranty of SAI/Delta and General Security Agreement of SAI/Delta were each restated and, together with Amendment No. 7, was annexed as an Exhibit to the Amended 1995 10-K Report. The Lobozzo Credit Agreement was amended: (a) to provide for "Operating Budget Targets" to be prepared by management of the Borrower and as approved by the Board of Directors and the Lender from time to time: and (b) to provide that the maximum loan amount would be $2,950,000, and from October 1, 1997 through December 31, 1997, up to $3,650,000, and from January 1, 1998 through June 30, 1998, up to $3,350,000, provided in each instance that the Company meets it Operating Budget Targets. In January, 1998, the Lender also waived any non-compliance with regard to the Borrowing Base through the date of Amendment No. 7. The Lender also waived any non-compliance with regard to the Borrowing Base through the date of the January, 1998 Waiver.

     As reported in the Registrant's Form 10-Q Quarterly Report for the period ended July, 1997 (the "July, 1997 Form 10-Q Quarterly Report"), on September 12, 1997, the Lender provided the Registrant with a letter agreeing to raise the Maximum Loan Amount of the Lobozzo Loan from $2,950,000, as included in the Amended and Restated Credit Agreement, as amended, to a level that would accommodate the Company's anticipated revenue growth and associated working capital needs, provided that: (1) the Company shall meet its operating budget targets as approved from time to time by its Board of Directors; and (2) the Company's Loans in excess of the available Borrowing Base shall not exceed $700,000 for the period October 1, 1997 to December 31, 1997 and $400,000 for the period January 1, 1998 to June 30, 1998. This letter containing the aforesaid provisions was filed as an Exhibit to the July, 1997 Form 10-Q Report, and Amendment No. 7 was filed as an Exhibit to the Amended 1995 10-K Report. (See Item 16, below).

     As disclosed in Form 10-Q Quarterly Reports filed for the quarters ended January, April and July of Fiscal 1995 and Fiscal 1996, respectively, the original Credit Agreement between the Registrant and NCFC was executed on April 1, 1994, to provide a long-term credit facility (as amended the "NCFC Credit Agreement"). This credit facility, which was to expire on April 30, 1997, was amended five times, the last time being on October 27, 1995.

     The balance of the Existing NCFC Loan was converted by NCFC to a five-year Term Loan ("Term Loan") in the face amount of $750,000 by an Amended and Restated Promissory Note ("NCFC Note"). The Term Loan provides for interest at one percent over prime rate and requires payment of interest only for the five years of the Term Loan with a payment of all principal five years after the date of issuance of the Term Loan. The Term Loan provides that if any prepayment of the Term Loan is made during the thirteenth through the thirty-sixth months, a Quarterly Prepayment Premium (as defined in the NCFC Note) of $25,000 per quarter (up to a maximum of $200,000) is required to be paid by the Registrant. As of October 31, 1997, a Quarterly Prepayment Premium of $25,000 has been accrued in the Company's financial statements. As of the date of filing this Form 10-K Report, Quarterly Prepayment Premiums totalling $50,000 have been accrued in the Company's financial statements. No prepayment premium is required for a prepayment prior to the thirteenth month or after the thirty-sixth-month. The Term Loan is secured by the Spare Parts Inventory of the Registrant pursuant to an Amended and Restated Security Agreement. The Company has been in compliance with this ratio requirement for all periods since inception of the Term Loan.

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

     In the event that the Term Loan were repaid in full prior to the thirteenth month of the Term Loan, the Pledged Shares would have been returned to Lobozzo (and, if ever issued, the DCI Warrant would have been cancelled, or, if ever issued, the assignment of the NCFC Option would have been cancelled). In that the Term Loan was not repaid in full prior to the thirteenth month of the Term Loan, these provisions became inapplicable. During the period from the thirteenth month through the end of the thirty-sixth month of the Term Loan, the Term Loan can be repaid, in whole or in part, but the Quarterly Prepayment Premiums referred to above, will be applicable. In the event of a partial prepayment of the NCFC Note at any time prior to the end of the thirty-sixth month, subsequent Quarterly Prepayment Premiums will be reduced on a pro rata basis, and the total amount of NCFC Shares to which NCFC will have acquisition rights will also be reduced proportionately.

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

8.   Amendments to Certain Loan Agreements.
     --------------------------------------

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

9.   Amendment No. 2 to October 1996 Lobozzo Credit Agreement.
     ---------------------------------------------------------

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

10.  December 30, 1996, Lobozzo Transfers.
     -------------------------------------

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

11.  Amendment No. 3 to October 1996 Credit Agreement.
     -------------------------------------------------

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

12.  Exercise of Amended and Restated 1995 Lobozzo Stock Option
     ----------------------------------------------------------

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

13.  Amendment No. 4 to Lobozzo Loan
     -------------------------------

     By Amendment No. 4 to the Lobozzo Loan, Lobozzo and Joanne Lobozzo agreed to amend the Lobozzo Credit Agreement to extend the Maturity Date and to revise the factors for Eligible Receivables (as defined in the Lobozzo Credit Agreement) for the month of April, 1997. Amendment No. 4 to the Lobozzo Loan was annexed as an Exhibit to the February, 1997 Form 8-K Report.

14.  Amendment No. 5 to Lobozzo Loan
     -------------------------------

     By Amendment No. 5 to the Lobozzo Loan, the Maturity Date of the Lobozzo Loan was extended to June 30, 1998. Amendment No. 5 to the Lobozzo Loan was annexed as an Exhibit to the April, 1997 Form 10-Q Report.

15.  Amendment No. 6 to Lobozzo Loan
     -------------------------------

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

16.  Amendment No. 7 to October, 1996 Lobozzo Credit Agreement
     ---------------------------------------------------------

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

17.  Lobozzo Agreement to Provide Collateral for Performance and Payment Bonds
     -------------------------------------------------------------------------

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

18.  Restatement of Lobozzo Credit Agreement Documents
     -------------------------------------------------

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

19.  Waiver
     ------

     In January, 1998, the Lender executed the January 1998 Waiver, a copy of which is annexed hereto as Exhibit C, whereby the Lender waived any non-compliance with the Lobozzo Credit Agreement through the date of the January 1998 Waiver.

Consulting Transactions
-----------------------

     Mr. Engelfried, who has served as a director of the Company since March, 1995, has been a consultant for the Company since November, 1993. As a consultant, Mr. Engelfried's consulting fees aggregated $69,102 in Fiscal 1995, $55,871 in Fiscal 1996 and $34,737 in Fiscal 1997. A portion of Mr. Engelfried's consulting fees, in the amount of approximately $36,149 for services performed during Fiscal 1995, remained unpaid at October 31, 1995, $60,681 in consulting fees remained unpaid at October 31, 1996 and $34,737 in consulting fees remained unpaid at October 31, 1997. As of December 31, 1997, the Registrant was indebted to Mr. Engelfried in the amount of $31,237. (See Section 10, "Lobozzo Transactions", above).

Willcox & Gibbs Transactions
----------------------------

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

     Prior to the Willcox & Gibbs Acquisition, Data Net was in the business of selling and installing data-communication network products and related engineering services and Dataspan was in the business of selling and assembling connectorized cable and cable plant systems. Data Net continued in those businesses following the Willcox & Gibbs Acquisition until March 8, 1996 when Data Net discontinued its operations (See Item 1, A, (2) and (5), above).

2.   Rexel Debenture Purchase.  Purchase of $475,000 Debenture of Registrant and
     ---------------------------------------------------------------------------
     Subsidiary.
     -----------

     The Registrant signed the Rexel Letter Agreement, dated as of October 31, 1996, with Rexel DS, Inc., f.k.a. Willcox & Gibbs DS, Inc., and Rexel DN, Inc., f.k.a. Willcox & Gibbs DN, Inc. (collectively, the corporations identified above are the "Sellers", as previously defined), whereby the Sellers agreed to sell to the Registrant the Willcox & Gibbs Debenture, as amended, which was issued in the original face amount of $475,000, and which, as of the date of the purchase, was held by the Sellers and was due on October 31, 1997. By the Rexel Letter Agreement, the Buyers agreed to purchase the Willcox & Gibbs Debenture for payment of $75,000, which payment was made to the Sellers in the first quarter of Fiscal 1997. The purchase price included the principal and interest payable on the Willcox & Gibbs Debenture, which interest payable was in arrears as of October 31, 1996 in the aggregate amount of $55,384. The Rexel Letter Agreement provided for the release of the Borrowers from any obligations under the Willcox & Gibbs Debenture. The purchase of the Willcox & Gibbs Debenture and the terms of the Rexel Letter Agreement were consented to by Lobozzo and by NCFC. Rexel, Inc., formerly Willcox & Gibbs, Inc., the parent of the Sellers, holds 1,000,000 common shares of the Registrant. (See Item 12, Principal Shareholders, above).

     The purchase of the Willcox & Gibbs Debenture, which has been recorded in Fiscal 1996, resulted in an extraordinary gain to the Registrant of $455,384, which gain is included in the consolidated balance sheet of the Registrant as of October 31, 1996 in the Registrant's consolidated net loss as of that date.

Loomis Transactions
-------------------

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

Sage, Rutty & Co., Inc.
-----------------------

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

ITEMS  14(A)(1),  14(A)(2) and 14(D):  The following  financial  statements  and
-------------------------------------
financial statement schedules are filed herewith:

     Independent Auditors' Report

     Consolidated Balance Sheets - October 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended October 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Stockholders' Investment for the years ended October 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended October 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Financial Statements Schedule - Schedule VIII - Valuation and Qualifying Accounts for the years ended October 31, 1997, 1996 and 1995.

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

     ITEM 14(A)(3) 14(B) and 14(C): Not Applicable, incorporated by reference or
     ------------------------------
referred to in Exhibits 10.111, 10.112 AND 10.121 through 10.127. No reports on Form 8-K were filed during the last quarter of Fiscal 1997 covered by this Form 10-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 29, 1998                DELTA COMPUTEC INC.



                                        By:  /S/ JOHN DEVITO
                                             -----------------------------
                                             John DeVito
                                             President and Chief Operating
                                             Officer


                                        By:  /S/ FRANK J. DONNELLY
                                             ---------------------------
                                             Frank J. Donnelly
                                             Chief Financial Officer and
                                             Chief Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 29, 1998                 By:  /S/ ALFRED ENGELFRIED
                                             ---------------------------
                                             Alfred Engelfried
                                             Director and Assistant Secretary

Dated: January 29, 1998                 By:  /S/ MICHAEL JULIAN
                                             ---------------------------
                                             Michael Julian
                                             Director and Secretary

Dated: January 29, 1998                  By: /S/ JOSEPH M. LOBOZZO II
                                             ---------------------------
                                             Joseph M. Lobozzo II
                                             Director and Chairman of the
                                             Board of Directors

Dated: January 29, 1998                  By: /S/ MICHAEL MCCUSKER
                                             --------------------------
                                             Michael McCusker
                                             Director and Assistant Secretary

Dated: January 29, 1998                  By: /S/ JOHN T. SMITH
                                             -----------------
                                             Director

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

     The Exhibits denominated by (20) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Annual Report on Form 10-K for the period ended October 31, 1996, and filed on August 19, 1997.

     The Exhibits denominated by (21) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1997, and filed on September 15, 1997.

     The Exhibits denominated by (22) were previously filed as part of, and are hereby incorporated by reference herein, the Exhibits in the Registrant's Amendment No. 1 to Form 10-K for the period ended October 31, 1995, and filed on December 24, 1997.

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


     (10.109) Amendment No.5 to Amended and Restated Credit Agreement and Other Agreements dated April 30, 1997 (19).

     (10.110) Amendment No.6 to Amended and Restated Credit Agreement and Other Agreements dated June 9, 1997 (19).

     (10.111) Letter Employment Agreement between Registrant and John DeVito dated October 23, 1995 (20).

     (10.112) Letter Employment Agreement between Registrant and Edward Drohan dated March 25, 1996 (20).

     (10.113) Letter dated September 11, 1997 from Joseph M. Lobozzo II and Joanne M. Lobozzo relating to possible increase of maximum loan amount (21).

     (10.114) Letter dated September 11, 1997 from Joseph M. Lobozzo II agreeing to provide collateral for performance and payment bonds
               (21).

     (10.115) Amendment No. 7 to Amended and Restated Credit Agreement and Other Agreements dated September 12, 1997 (22).

     (10.116) First Restated Credit Agreement among the Registrant, Data Net and Joseph M. Lobozzo II and Joanne M. Lobozzo (22).

     (10.117) First Restated Promissory Note from the Registrant and Data Net to Joseph M. Lobozzo II and Joanne M. Lobozzo (22).

     (10.118) First Restated General Security Agreement among the Registrant, Date Net and Joseph M. Lobozzo II and Joanne M. Lobozzo (22).

     (10.119) First Restated Unlimited Continuing Guaranty of SAI/Delta and Joseph M. Lobozzo II and Joanne M. Lobozzo (22).

     (10.120) First Restated General Security Agreement between SAI/Delta and Joseph M Lobozzo II and Joanne M Lobozzo (22).

  (A)(10.121) Letter Employment Agreement between Registrant and Frank J. Donnelly dated August 19, 1997

  (B)(10.122) Amendment No. 1 to First Restated Credit Agreement and Other Agreements dated January 29, 1998 .

  (C)(10.123) Waiver and Consent to First Restated Credit Agreement dated as of January 29, 1998.

  (D)(10.124) Amendment No. 1 to Second Amended and Restated 8% Subordinated Debenture due January 31, 1999 (Joseph M. Lobozzo II).

  (E)(10.125) Amendment No. 1 to Second Amended and Restated 8% Subordinated Debenture due January 31, 1999 (Joanne M. Lobozzo).

  (F)(10.126) Amendment No. 1 to Second Amended and Restated October 1992 Option Agreement (Joseph M. Lobozzo II).

  (G)(10.127) Amendment No. 1 to Second Amended and Restated October 1992 Option Agreement (Joanne M. Lobozzo).

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

     (22) Published report regarding matters submitted to vote of security holders.
               Not applicable

     (23)      Consents of experts and counsel.
               Not applicable

     (24)      Power of Attorney.
               Not applicable

     (28) Information from reports furnished to state insurance regulatory authorities.
               Not applicable

     (99)   Additional Exhibits.
            None

August 19, 1997


Mr. Frank Donnelly
39 Round Hill Rd.
Kinnelon, N.J. 07405


Dear Frank,

I want to thank you for the hard work and extraordinary effort put forth to complete our 10K filing with the S.E.C. for fiscal 1996.

I am pleased to be able to put into effect a new compensation plan for you, effective September 1, 1997. This plan supersedes any prior plans. The new plan has two components:

1. Base salary of $1538.47 per week.

2. Participation in Senior Management Incentive Program (copy enclosed). Eligibility for the quarterly profitability bonus will have a prerequisite, which is that Internal Monthly Financial Reports must be submitted to the President and Board of Directors no later than the 15th of the following month. In the event that a monthly report is received late a 15% penalty (per each late month) will be applied when calculating the profitability bonus for that quarter.

i.e. 1 month late = 15% reduction to the bonus earned that quarter
     3 months last = 45% reduction to the bonus earned that quarter

Frank, I believe that DCi is finally reaching the point where we can switch from a reactive strategy to a proactive strategy. I am looking forward to working with you and the Management team and I am convinced that our collective efforts will enable DCi to reach new heights.


Sincerely,


/s/John DeVito
John DeVito
President, C.O.O.

                                 AMENDMENT NO. 1
                                       TO
              FIRST RESTATED CREDIT AGREEMENT AND OTHER AGREEMENTS
              ----------------------------------------------------

     This Amendment No. 1 to First Restated Credit Agreement and Other Agreements ("Amendment No. 1"), is made and entered into as of the 29th day of January, 1998, by and among JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), JOANNE M. LOBOZZO, the wife of Lobozzo, with an address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo", and together, with Lobozzo, the "Lender"), DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCi"), DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDI", DCi and DDI are refereed to collectively as the "Borrower"), and SAI/Delta, Inc., a Florida corporation and a wholly-owned subsidiary of DCi ("SAI/Delta").

                              W I T N E S S E T H:
                              --------------------

     This Amendment No. 1 is intended to amend in certain respects as set forth herein, the terms and conditions of a certain First Restated Credit Agreement dated as of October 31, 1997 (the "FRCA") by and among the Borrower, the Lender and SAI/Detla, whereby Lobozzo and Joanne Lobozzo agreed to provide the Borrower with Loans (as defined in the FRCA) up to the maximum principal amount of $3,650,000, subject to certain limitations set forth in the FRCA.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITALS. The recitals set forth in the "Witnesseth" paragraph of this Amendment No. 1 are intended to be, and are incorporated into this Amendment No. 1 as a part hereof.

     2. AMENDMENT TO THE FRCA. The parties hereto agree that, from and after the date hereof, the definition of the term "Maturity Date" as set forth in the FRCA is deleted and replaced in its entirety by the following:

                     "Maturity Date" means November 1, 1998.

     3. REAFFIRMATION. Except as amended by this Amendment No. 1, the terms and conditions of the FRCA are hereby reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 1 to be duly executed and delivered by the proper and duly authorized officers as of the date first above written.

                                   _________________________________
                                   Joseph M. Lobozzo, II

                                   _________________________________
                                   Joanne M. Lobozzo

                                   DELTA COMPUTEC INC.

                                   By:  _____________________________
                                        John DeVito, President and
                                        Chief Operating Officer


                                   DELTA DATA NET, INC.

                                   By:  _____________________________
                                        John DeVito, President and
                                        Chief Operating Officer


                                   SAI/DELTA, INC.

                                   By:  _____________________________
                                        John DeVito, President and
                                        Chief Operating Officer

                       CONSENT AND AGREEMENT OF GUARANTOR
                       ----------------------------------

As of the date first above written, the undersigned Guarantor, SAI/DELTA, Inc., ("Guarantor") hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 1 and the consummation if the transactions contemplated by Amendment No. 1; (b) agrees that the First Restated Unlimited Continuing Guaranty dated as of October 31, 1997 (the "Guaranty") which Guarantor previously delivered to the Lender as security for the payment and performance of all of the liabilities, obligations and indebtendess of the Borrower of the Lender pursuant to the FRCA and the First Restated Promissory Note dates as of October 31, 1997 from the Borrower to the Lender (the "FRPN") is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that Guarantor has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that Guarantor's consent and agreement hereto is a conditions to the Lender's obligations under Amendment No. 1 and it is in Guarantor's interest and to the Guarantor's financial benefit to execute this Consent and Agreement.


                                        SAI/DELTA, INC.
                                        By:  _____________________________
                                             John DeVito, President and
                                             Chief Operating Officer

                               WAIVER AND CONSENT
                               ------------------

This Waiver and Consent is made as of the 29th day of January,  1998,  by Joseph
M.  Lobozzo II and  Joanne M.  Lobozzo  (collectively,  the  "Lender")  to Delta
Computec Inc. And Delta Data Net, Inc. (collectively, the "Borrower") and is consented to by SAI/Delta, Inc. ("SAI/Delta").

                              W I T N E S S E T H:
                              --------------------

      WHEREAS, Section 2.1 of a certain First Restated Credit Agreement dated as of October 31, 1997 by and among the Lender, the Borrower and SAI/Delta (the "FRCA") sets forth the maximum principal amount of all loans which the Borrower may borrow from the Lender thereunder and the Borrower's required borrowing base for all such loans; and

      WHEREAS, under certain circumstances, there may have been instances where non-compliance with Section 2.1 of the FRCA may have heretofore occurred, including, without limitation: (a) the borrowing by the Borrower of amounts which exceeded the maximum loan amounts set forth in Section 2.1 of the FRCA;
(b) the borrowing by the Borrower of amounts which were not supported by adequate Eligible Receivables, as such term is defined in the FRCA, and (c) the borrowing by the Borrower of amounts which were only permissible in the event that the Borrower met its Operating Budget Targets, as such term is defined in the FRCA, for certain time periods, and the failure of the Borrower to meet those Operating Budget Targets; and

      WHEREAS, in addition to non-compliance with Section 2.1 of the FRCA which may have heretofore occurred, certain violations of Section 2.1 of the FRCA may also have occurred by virtue of the fact that the Borrower has recently settled its accounts with 3Com Corporation ("3Com") and Vertex Technologies, Inc. ("Vertex"), and in connection with such settlements, the Borrower has made lump sum payments to both 3Com and Vertex; and

      WHEREAS, the Lender desires to: (a) waive any non-compliance with Section
2.1 of the FRCA which may have heretofore occurred; (b) waive any non-compliance with Section 2.1 of the FRCA which may have heretofore occurred by virtue of the fact that the Borrower has recently settled its accounts with 3Com and Vertex; and (c) waive any non-compliance with the terms, covenants or conditions of any of the other documents executed in connection with the FRCA which may have heretofore occurred, by reason of any of the matters set forth in this Consent and Agreement.

      NOW THEREFORE, for good and valuable consideration, the receipt and adequacy of all of which is hereby acknowledged, the Lender hereby agrees as follows:

      1. WAIVER OF PAST NON-COMPLIANCE. The Lender hereby waives any non-compliance with Section 2.1 of the FRCA which may have heretofore occurred, including, without limitation: (a) the borrowing by the Borrower of amounts which exceeded the maximum loan amounts set forth in Section 2.1 of the FRCA,
(b) the borrowing by the Borrower of amounts which were not supported by adequate Eligible Receivables, as such term is defined in the FRCA, and (c) the borrowing by the Borrower of amounts which were only permissible in the event that the Borrower met its Operating Budget Targets, as such term is defined in the FRCA, for certain periods, and the failure of the Borrower to meet those Operating Budget Targets.

      2. WAIVER OF POSSIBLE ADDITIONAL NON-COMPLIANCE. The Lender hereby waives any non-compliance with Section 2.1 of the FRCA which may hereinafter occur by virtue of the fact that the Borrower recently settled its accounts with 3Com and Vertex and made payments to 3Com and Vertex in settlement of its accounts.

      3. WAIVER OF NON-COMPLIANCE WITH OTHER DOCUMENTS. To the extent that there may have been non-compliance with any of the terms, covenants and/or other conditions of any of the other documents executed by the Borrower in connection with the FRCA by reason of any of the matters set forth in Sections 1 and 2 of this Waiver and Consent, such non-compliance with such other documents is hereby waived in their entirety by this Waiver and Consent.

      4. NO FUTURE WAIVERS. The waiver of non-compliance with certain possible past non-compliance with the terms and conditions of the FRCA, and any of the other documents executed by the Borrower in connection with the FRCA, does not, under any circumstances, waive any future non-compliance with the FRCA or any of the other documents executed by the Borrower in connection with the FRCA.

            IN WITNESS WHEREOF, the undersigned have executed this Waiver and Consent as of the date first above written.

                                             ____________________________
                                             JOSEPH M. LOBOZZO II

                                             ____________________________
                                             JOANNE M. LOBOZZO

                              CONSENT OF GUARANTOR
                              --------------------

      As of the date first above written, the undersigned Guarantor, SAI/Delta, Inc. ("Guarantor"), hereby: (a) fully consents to the terms and provisions of the above Waiver and Consent dated as of January 29, 1998; (b) agrees that the First Restated Unlimited Continuing Guaranty dated as of October 31, 1997 (the "Guaranty") which Guarantor previously delivered to the Lender as security for the payment and performance of all of the liabilities, obligations and indebtedness of the Borrower to the Lender pursuant to the FRCA and the First Restated Promissory Note dated as of October 31, 1997, is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that Guarantor has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that Guarantors consent and agreement hereto is a condition to the Lender's waiver of the violations of the FRCA set forth in the above Waiver and Consent and it is in Guarantors interest and to Guarantors financial benefit to execute this Waiver and Consent. All capitalized terms as set forth in this Consent of Guarantor, unless otherwise defined herein, have the meaning set forth in the Guaranty.


                                             SAI/DELTA, INC.

                                             By:  __________________________
                                                  John DeVito, President and
                                                  Chief Operating Officer

                                AMENDMENT NO. 1
                                       TO
                              DELTA DATA NET, INC.
                          SECOND AMENDED AND RESTATED
             8% SUBORDINATED DEBENTURE DUE JANUARY 31, 1998 - NO. 1
             ------------------------------------------------------

     This Amendment No. 1 ("Amendment No. 1") to Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due January 31, 1998 - No. 1 ("Debenture No. 1") is made and entered into as of the 29th day of January, 1998 by and among DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDN") and JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), and is consented and agreed to by DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler street, Teterboro, New Jersey 07608.

                                  WITNESSETH:
                                  -----------

     This Amendment No. 1 is intended to amend in certain respects as set forth herein, the terms and conditions of Debenture No. 1 dated February 19, 1997, whereby DDN promised to pay to Lobozzo the principal sum of Three Hundred Thousand and 50/100 Dollars ($300,000.50), plus interest thereon, in the manner and upon the terms set forth in Debenture No. 1.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITAL. The recital set forth in the recital paragraph of this Amendment No. 1 is intended to be, and hereby is, incorporated into this Amendment No. 1 as a part hereof.

     2. AMENDMENT TO DEBENTURE NO. 1. The parties hereto agree that, from and after the date hereof, the date on which payment in full of Debenture No. 1 is due is extended from January 31, 1998 to January 31, 1999. Without limiting the generality of the foregoing in any manner, all references in Debenture No. 1 to a "repayment" date, "due" date or "stated maturity" date of "January 31, 1998" are hereby deleted and replaced by "January 31, 1999.

     4. REAFFIRMATION. Except as amended by this Amendment No. 1, the terms and conditions of Debenture No. 1 remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 1 to be duly executed and delivered as of the date first above written.

                                        DELTA DATA NET, INC.


                                        By:  ______________________________
                                             John DeVito, President, C.O.O.


                                             ______________________________
                                             Joseph M. Lobozzo II

                CONSENT AND AGREEMENT OF SUBORDINATED GUARANTOR
                -----------------------------------------------

     As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 1 and the consummation of the transactions contemplated by Amendment No. 1: (b) agrees that the Subordinated Guaranty which it delivered in connection with Debenture No. 1 (the "Guaranty") as security for the payment and performance of all of the liabilities, obligations and indebtedness of DDN to Lobozzo in connection with Debenture No. 1 is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to Lobozzo's obligations under Amendment No. 1 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                        DELTA COMPUTEC INC.


                                        By:  ______________________________
                                             John DeVito, President, C.O.O.

                                AMENDMENT NO. 1
                                       TO
                              DELTA DATA NET, INC.
                          SECOND AMENDED AND RESTATED
             8% SUBORDINATED DEBENTURE DUE JANUARY 31, 1998 - NO. 2
             ------------------------------------------------------

     This Amendment No. 1 ("Amendment No. 1") to Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due January 31, 1998 - No. 2 ("Debenture No. 2") is made and entered into as of the 29th day of January, 1998 by and among DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDN") and JOANNE M. LOBOZZO, an individual with a residence address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo"), and is consented and agreed to by DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler street, Teterboro, New Jersey 07608.

                                  WITNESSETH:
                                  -----------

     This Amendment No. 1 is intended to amend in certain respects as set forth herein, the terms and conditions of Debenture No. 2 dated February 19, 1997, whereby DDN promised to pay to Joanne Lobozzo the principal sum of Three Hundred Thousand and 50/100 Dollars ($300,000.50), plus interest thereon, in the manner and upon the terms set forth in Debenture No. 2.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITAL. The recital set forth in the recital paragraph of this Amendment No. 1 is intended to be, and hereby is, incorporated into this Amendment No. 1 as a part hereof.

     2. AMENDMENT TO DEBENTURE NO. 2. The parties hereto agree that, from and after the date hereof, the date on which payment in full of Debenture No. 2 is due is extended from January 31, 1998 to January 31, 1999. Without limiting the generality of the foregoing in any manner, all references in Debenture No. 2 to a "repayment" date, "due" date or "stated maturity" date of "January 31, 1998" are hereby deleted and replaced by "January 31, 1999.

     4. REAFFIRMATION. Except as amended by this Amendment No. 1, the terms and conditions of Debenture No. 2 remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 1 to be duly executed and delivered as of the date first above written.

                                        DELTA DATA NET, INC.


                                        By:  ______________________________
                                             John DeVito, President, C.O.O.


                                             ______________________________
                                             Joanne M. Lobozzo

                CONSENT AND AGREEMENT OF SUBORDINATED GUARANTOR
                -----------------------------------------------

     As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 1 and the consummation of the transactions contemplated by Amendment No. 1: (b) agrees that the Subordinated Guaranty which it delivered in connection with Debenture No. 2 (the "Guaranty") as security for the payment and performance of all of the liabilities, obligations and indebtedness of DDN to Joanne Lobozzo in connection with Debenture No. 2 is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to Joanne Lobozzo's obligations under Amendment No. 1 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                        DELTA COMPUTEC INC.


                                        By:  ______________________________
                                             John DeVito, President, C.O.O.

                                AMENDMENT NO. 1
                                       TO
                              DELTA COMPUTEC INC.
                          SECOND AMENDED AND RESTATED
                         OCTOBER 1992 OPTION AGREEMENT
                 JOSEPH M. LOBOZZO, II - 652,175 COMMON SHARES
                 ---------------------------------------------

     This Amendment No. 1 ("Amendment No. 1") to Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joseph M. Lobozzo, II - 652,175 Common Shares (the "Option Agreement") is made and entered into as of the 29th day of January, 1998 by and among DELTA COMPUTEC INC., a New York Corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI") and JOSEPH M. LOBOZZO, II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo").

                                  WITNESSETH:
                                  -----------

     This Amendment No. 1 is intended to amend in certain respects as set forth herein, the terms and conditions of the Option Agreement dated February 19, 1997, whereby DCI granted to Lobozzo and option to purchase 652,175 common shares of DCI pursuant to the terms and conditions set forth in the Option Agreement.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITAL. The recital set forth in the recital paragraph of this Amendment No. 1 is intended to be, and hereby is, incorporated into this Amendment No. 1 as a part hereof.

     2. AMENDMENT TO THE OPTION AGREEMENT. The parties hereto agree that, from and after the date hereof, the "Exercise Date" of the Option, as such term is defined in the Option Agreement, is extended from 3:00 p.m. on January 31, 1998 to 3:00 p.m. on January 31, 1999.

     4. REAFFIRMATION. Except as amended by the Amendment No. 1 the terms and conditions of the Option Agreement remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 1 to be duly executed and delivered as of the date first above written.

                                        DELTA COMPUTEC INC.

                                        By:  ______________________________
                                             John DeVito, President, C.O.O.

                                             ______________________________
                                             Joseph M. Lobozzo, II

                                AMENDMENT NO. 1
                                       TO
                              DELTA COMPUTEC INC.
                          SECOND AMENDED AND RESTATED
                         OCTOBER 1992 OPTION AGREEMENT
                    JOANNE M. LOBOZZO - 652,175 COMMON SHARES
                    -----------------------------------------

     This Amendment No. 1 ("Amendment No. 1") to Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joanne M. Lobozzo - 652,175 Common Shares (the "Option Agreement") is made and entered into as of the 29th day of January, 1998 by and among DELTA COMPUTEC INC., a New York Corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI") and JOANNE M. LOBOZZO, an individual having a residence address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo").

                                  WITNESSETH:
                                  -----------

     This Amendment No. 1 is intended to amend in certain respects as set forth herein, the terms and conditions of the Option Agreement dated February 19, 1997, whereby DCI granted to Joanne Lobozzo and option to purchase 652,175 common shares of DCI pursuant to the terms and conditions set forth in the Option Agreement.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITAL. The recital set forth in the recital paragraph of this Amendment No. 1 is intended to be, and hereby is, incorporated into this Amendment No. 1 as a part hereof.

     2. AMENDMENT TO THE OPTION AGREEMENT. The parties hereto agree that, from and after the date hereof, the "Exercise Date" of the Option, as such term is defined in the Option Agreement, is extended from 3:00 p.m. on January 31, 1998 to 3:00 p.m. on January 31, 1999.

     4. REAFFIRMATION. Except as amended by the Amendment No. 1 the terms and conditions of the Option Agreement remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 1 to be duly executed and delivered as of the date first above written.

                                        DELTA COMPUTEC INC.

                                        By:  ______________________________
                                             John DeVito, President, C.O.O.

                                             ______________________________
                                             Joanne M. Lobozzo

                                  Exhibit 21



                           Subsidiaries of the Company
                           ---------------------------


          Name                  Jurisdiction of Incorporation
          ----                  -----------------------------

Computer Support Inc.                   Georgia       *

R&M Associates-Electronic Data
 Products Service, Inc.                 New Jersey    *

SAI/Delta, Inc.                         Florida

Delta Data Net, Inc.                    New York      *


*  Dissolution proceedings have been commenced but not yet completed.