Form 10-Q
period 1998-01-31
DELTA COMPUTEC INC
filed 1998-03-12
CIK 779338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 1998

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ]    No [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 11, 1998, there were 18,252,050 common shares outstanding of the Registrant's Common Shares $.01 par value.

Index to Exhibits is located on page 18.

                               DELTA COMPUTEC INC.
                                    Form 10-Q
                         Quarter Ended January 31, 1998

                                      INDEX


Part I:  Financial Information                                        Page

  Item 1. Financial Statements

  Consolidated balance sheets at January 31, 1998 and
     October 31, 1997                                                 3-4

  Consolidated statements of operations for the three
     months ended January 31, 1998 and 1997                            5

  Consolidated statements of cash flows for the three months
     ended January 31, 1998 and 1997                                   6

  Notes to consolidated financial statements                         7-11


  Item 1. Management's Discussion and Analysis of Financial
             Condition and  Results of Operations.                  12-14

Part II: Other Information

          Item 2. Changes in Securities and Use of Proceeds.         15

          Item 3. Defaults Upon Senior Securities.                   15

          Item 6. Exhibits and Report on Form 8-K.                   16

          Signatures                                                 17

          Index to Exhibits                                          18

          Exhibits                                                  19-28

          Calculation of Earnings Per Share                          29

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                      ------


                                                       (Unaudited)     (Audited)
                                                       January 31,   October 31,
                                                           1998           1997
                                                       -----------   -----------

Current Assets:
   Cash                                                $  (78,079)   $   18,944
   Accounts receivable, less allowance for
 doubtful accounts of $124,199 and $86,280
 at January 31, 1998 and October 31, 1997,
 respectively                                           1,783,167     1,673,643

   Inventories                                            785,352       869,049
   Prepaid expenses and other current assets              380,449       132,327
                                                          -------       -------
       Total current assets                             2,870,889     2,693,963

Field spare parts, net of accumulated amortization
   of $944,081 and $769,322 at January 31, 1998
   and October 31, 1997, respectively                   2,690,579     2,756,169


Property And Equipment, At Cost:
   Vehicles                                                74,614        74,614
   Office furniture and equipment                         229,564       229,564
   Technical equipment                                    131,893       131,893
   Software                                                57,300        56,405
   Leasehold improvements                                  71,092        71,092
                                                           ------        ------
                                                          564,463       563,568

   Less: Accumulated depreciation                         388,613       369,784
                                                          -------       -------
                                                          175,850       193,784

Deferred Income Taxes                                     150,000       150,000

Other Assets:
   Goodwill, less accumulated amortization of
     $345,893 and $333,966 at January 31, 1998
     and October 31, 1997, respectively                   131,200       143,128

   Other assets                                            80,914        89,185
                                                           ------        ------
                                                          212,114       232,313

                                                       $6,099,432    $6,026,229
                                                       ==========    ==========



               See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------


                                                      (Unaudited)     (Audited)
                                                      January 31,   October 31,
                                                          1998          1997
                                                      -----------   ------------

Current Liabilities:
   Accounts payable                                   $ 1,233,921   $ 1,805,342
   Deferred service revenue                             1,218,091     1,413,135
   Accrued expenses:
     Payroll and payroll taxes                            327,936       282,764
     Interest                                              87,281        64,658
     Sales tax payable                                    223,023       210,197
   Other                                                  149,387       214,281
                                                          -------       -------
       Total current liabilities                        3,239,639     3,990,377

Long-Term Debt                                            750,000       750,000
Due to Shareholder                                      3,425,000     2,865,000
Subordinated Debentures                                   600,001       600,001

Shareholders' Deficit:
Preferred shares, $ .01 par value; shares authorized
  5,000,000 shares; issued and outstanding: none at
  January 31, 1998 and October 31, 1997                       -             -
Common shares, $ .01 par value; shares authorized
  20,000,000 shares; issued and outstanding:
  18,252,050 at January 31, 1998 and October 31,
  1997, respectively                                      182,521       182,521
Additional paid-in capital                              4,801,698     4,801,698
Accumulated deficit                                    (6,899,427)   (7,163,368)
                                                       ----------    ----------

Total shareholders' deficit                            (1,915,208)   (2,179,149)

Total liabilities and shareholders' deficit           $ 6,099,432   $ 6,026,229
                                                       ==========    ==========





               See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                 FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                 ----------------------------------------------------



                                                          1998           1997
                                                          ----           ----
Revenues:
 Service revenues                                    $ 2,925,574    $ 3,187,790
 Equipment sales                                         322,702        508,846
                                                         -------        -------
  Total revenues                                       3,248,276      3,696,636

Costs And Operating Expenses:
 Service costs                                         2,114,445      2,083,047
 Cost of equipment sold                                  250,819        384,738
 Selling, general and administrative                     624,372        880,860
                                                         -------        -------
  Total costs and operating expenses                   2,989,636      3,348,645

Other Income (Expense), Net:
 Interest expense                                       (145,530)       (72,635)
 Other, net                                              177,902        (15,360)
                                                         -------        -------
  Total other income(expense)                             32,372        (87,995)

Earnings(Loss) From Continuing Operations Before
  Income Taxes                                           291,012        259,996

Income Taxes                                                   -              -
                                                         -------        -------

Earnings From Continuing Operations                      291,012        259,996

Loss From Discontinued Operations:
  Loss on disposal                                       (27,071)             -
  Income taxes                                                 -              -
                                                         -------        -------
    Net loss from discontinued operations                (27,071)             -
                                                         -------        -------

    Net Earnings                                     $   263,941    $   259,996
                                                     ===========    ===========

Basic Earnings Per Common Share (See note below):
 Continuing Operations                               $       .02    $       .04
 Discontinued Operations                                    (.01)             -
                                                            ----            ---
    Net Earnings                                     $       .01    $       .04
                                                            ====            ===

Note:
-----

     The number of weighted average common shares outstanding during the quarters ended January 31, 1998 and January 31, 1997 were 18,252,050 and 6,811,575, respectively. In February, 1997, the Company issued an aggregate 11,440,475 common shares as a result of the exercise of certain options. (See
Note 2 to the Financial Statements).



               See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
               ----------------------------------------------------



                                                            1998           1997
                                                            ----           ----


Cash Flows From Operating Activities:
 Net earnings                                      $     263,941  $     259,996
 Adjustments  to reconcile  net earnings to net
  cash provided by operating activities:
   Expenses charged to accrual for discontinued
     operations                                                -        (77,375)
   Depreciation & amortization                           205,516        183,515
   Accounts receivable                                  (109,524)       768,571
   Inventories                                            83,697        (44,498)
   Accounts payable & accrued expenses                  (568,518)      (598,985)
   Deferred service revenue                             (195,044)      (342,578)
   Other - net                                          (235,296)       190,291
                                                        --------        -------
      Net cash (used) provided by operating activities  (555,228)       338,937
                                                        --------        -------

Cash Flows From Investing Activities:
 Additions to property and equipment                        (895)       (29,444)
 Additions to field spare parts                         (109,169)      (252,756)
 Reductions in (additions to) intangible assets            8,269        (43,970)
                                                           -----        -------
      Net cash (used) by investing activities           (101,795)      (326,170)
                                                        --------       --------

Cash Flows From Financing Activities:
   (Payment on) subordinated debenture                         -        (75,000)
    Proceeds from (payments on) shareholder loans, net   560,000        (75,000)
                                                         -------        -------
      Net cash provided/(used) by financing activities   560,000       (150,000)
                                                         -------       --------

Net (Decrease) In Cash                                   (97,023)      (137,233)
Cash - beginning of period                                18,944         50,891
                                                          ------         ------
Cash - end of period                                     (78,079)       (86,342)
                                                         =======        =======




                See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE PERIODS ENDED JANUARY 31, 1998 AND 1997
               -----------------------------------------------


(1)  General  Description  of  Business  and Summary of  Significant  Accounting
     ---------------------------------------------------------------------------
     Policies
     --------

     Description of Business
     -----------------------

     The Company, by itself and through its wholly-owned subsidiary, SAI/Delta, Inc. ("SAI/Delta"), provides a wide array of Computer System, Data Communication and Lan/Wan technical services and products to a customer base which encompasses many industries and geographic locations. The Company's customer base includes large brokerage houses, banks, pharmaceutical companies, major hospitals and long distance carriers, located principally in the Northeast but reaching as far as Florida and the West Coast. Technical services offered include, but are not limited to, design, product procurement, installation, service, maintenance and on-site technical management and consulting. Management has refocused the Company's efforts on its core business of providing Integrated Technology Solutions for computer systems, network environments and telecommunication systems.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Delta Data Net, Inc. ("Data Net"), (See
     Note 2), and SAI/Delta. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

     As reported by the Company in the 1997 Form 10-K Report, the Company's Data Net subsidiary terminated its business operations and ceased operations in Fiscal 1996 due to economic conditions in its industry. As also reported in the 1997 Form 10-K Report, in the fourth quarter of Fiscal 1996, the Company decided to close its Intronet Division. Accordingly, the operating results for continuing operations for the three months ended January 31, 1998 and 1997 are for the Company's core business and do not include the losses on disposal for either the Company's Data Net subsidiary or its Intronet Division during those respective periods. The $77,375 loss on disposal incurred in discontinued operations for the three months ended January 31, 1997 was charged to the accrual for losses on discontinued operations established at October 31, 1996. For the three months ended January 31, 1998, the Company incurred $27,071 in expenses related to discontinued operations that exceeded the amount of the aforementioned accrual. These expenses were charged to Fiscal 1998's results and are shown under Losses From Discontinued Operations.

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

     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The audited financial statements for Fiscal 1997, as set forth in this Form 10-Q Report, reflect a decrease in the shareholders' deficit, from $2,753,412 as of October 31, 1996 to $2,179,149 as of October 31, 1997, as a result of the consolidated earnings reported for the year ended October 31, 1997 ("Fiscal 1997"). The unaudited financial statements for the first quarter of Fiscal 1998 show continued improvement in the Company's financial position. These improved figures are not a guarantee that the improved financial position will continue into the future.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year's presentation.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost and are depreciated using the straight-line method based on estimated useful lives which are as follows:

                                                            Estimated
                    Description                            Useful Life
                    -----------                            -----------
                    Vehicles                                2 -  3 years
                    Office furniture and equipment          5 -  7 years
                    Technical equipment                     5 -  7 years
                    Software                                3 -  5 years
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

     Goodwill
     --------

     Goodwill, representing the excess of the cost of acquired businesses over the fair value of net assets acquired, is generally amortized on a straight-line basis over ten years. On an ongoing basis, the Company assesses impairment of such assets by reviewing the operating performance of the underlying business or customer relationships.

     Deferred Service Revenue
     ------------------------

     Service revenue is recognized ratably over the contract period. Deferred service revenue represents the portion of billings to customers for which service will be provided in future periods.

     Revenue Recognition
     -------------------

     Service revenues: Contract service revenue is recognized ratably over the contractual period or as services are provided. Revenue from services rendered on a "time and materials" basis and from projects is recognized in the period the work is performed.

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

     Earnings Per Share
     ------------------

     Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for the dilutive effect of outstanding stock options and warrants using the Treasury Stock Method. Weighted average shares outstanding for the three months ended January 31, 1998 and 1997 totalled 18,252,050 and 6,811,575, respectively.

     New Accounting Standards Pronouncements
     ---------------------------------------

     1. Earnings Per Share
        ------------------

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for periods ending after December 15, 1997. Early adoption of the statement is not permitted. In the opinion of management, the adoption of this standard will not have a material impact on the Company's disclosures.

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

     Concentration of Credit Risk
     ----------------------------

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company's ten largest customers accounted for approximately 69% and 64% of its total revenues in the three months ended January 31, 1998 and 1997, respectively. Based upon management's evaluation of the Company's customer base, the Company does not require collateral or other security to support customers' receivables.

(2)  Registrant's Debt Position
     --------------------------

     Long-term debt and Debt Due to Shareholder consist of the following at January 31, 1998 and October 31, 1997, respectively:

                                                     (Unaudited)    (Audited)
                                                      January 31,  October 31,
                                                         1998         1997
                                                         ----         ----

       Due to shareholder                           $  3,425,000   $  2,865,000
       Term loan,  due in full on October 10, 2001,
         with interest payable monthly at prime plus
         1.0%, collateralized by field spare parts
         (the "Term Loan")                               750,000        750,000
                                                         -------        -------
                                                       4,175,000      3,615,000
                                                       =========      =========


     On October 10, 1996, the Company restructured the note payable to its bank. The bank, National Canada Finance Corp. ("NCFC") was also its then primary lending institution. A portion of the note payable to NCFC plus related fees and expenses, aggregating $1,544,661, was assumed by the Company's principal stockholder, Joseph M. Lobozzo II ("Lobozzo"), and the balance of the loan, in the amount of $750,000, was restructured as a Term Loan. The Company has an Amended and Restated Credit Agreement with Lobozzo (the "Lobozzo Credit Agreement", as amended and as restated, and, as of October 31, 1997, the First Restated Credit Agreement ("FRCA"), which provides for the "Lobozzo Loan"), which provides that: (1) the maximum loan amount was increased from $2,550,000 to $2,950,000, and (a) from October 1, 1997 through December 31, 1997, up to $3,650,000, and (b) from January 1, 1998 through June 30, 1998, up to $3,350,000, provided, as to the maximum loan amounts in (1), (a) and (1), (b), respectively, that the Company meets its Operating Budget Targets as agreed between the Company and its Board of Directors; (2) the interest rate is 1.75% above the prime lending rate; (3) the borrowing base shall be equal to 100% of the eligible receivables; (4) certain financial covenant obligations with which the Company was in default under its prior loan from NCFC were removed; (5) all assets of the Company, other than field spare parts, were pledged as collateral for the Lobozzo Loan with the pledged field spare parts being subordinated to the prior pledge under the NCFC Term Loan; (6) for any loans made in excess of the Available Borrowing Base, as defined in the Lobozzo Credit Agreement, the interest rate is 5 percentage points above the prime lending rate; and
     (7) payment was due on June 30, 1998. In January, 1998, the lending agreement with its commercial lenders was further amended ("Amendment No. 1 to the FRCA") to extend the terms of the lending agreement from June 30, 1998 to November 1, 1998. Simultaneously with the execution of Amendment No. 1 to the FRCA, in January, 1998, the Lender executed a Waiver and Consent (the "January 1998 Waiver"), a copy of which was annexed as an
     Exhibit to the 1997 Form 10-K Report, whereby the Lender waived any non-compliance, through and including the date of the January 1998 Waiver, by the Company with certain provisions of the FRCA, including Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by
     Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without the Company's meeting those targets. Copies of both Amendment No. 1 to the FRCA and the January 1998 Waiver were annexed as Exhibits to the 1997 Form 10-K Report. In March, 1998, the FRCA was further amended ("Amendment No. 2 to the FRCA") to extend its term from November 1, 1998 to February 1, 1999. Simultaneously with the execution of Amendment No. 2 to the FRCA, in March, 1998, the Lender executed a further Waiver and Consent (the "March 1998 Waiver"), whereby the Lender waived any non-compliance, through and including the date of the March 1998 Waiver, by the Company with certain provisions of the FRCA, including
     Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without the Company's meeting those targets. Copies of Amendment No. 2 to FRCA and the March 1998 Waiver are annexed as Exhibits A and B, respectively, to this Form 10-Q Quarterly Report.

     As of January 31, 1998 and October 31, 1997, there were principal balances of $3,425,000 and $2,865,000, respectively, outstanding under the Lobozzo Loan.

     The agreement underlying the Term Loan requires the Company to maintain a ratio of field spare parts inventory to outstanding indebtedness of at least 2.5 to 1. The Company has been in compliance with this ratio requirement for all periods since inception of the Term Loan restructuring. Lobozzo has pledged 480,000 of his shares of the Company's common shares as additional collateral for the Term Loan. Agreements have been made to provide NCFC with additional equity in the Company (up to 17.5% of the Company's issued and outstanding common shares) under certain circumstances. As described in Item 2, in February, 1997, Lobozzo transferred half of this debt obligation to, Joanne Lobozzo, his wife.

     Subordinated Debentures
     -----------------------

     In November, 1992 the Company and Data Net jointly issued an 8% subordinated debenture in the face amount of $475,000 due October 31, 1997 to the sellers ("the Sellers") of the assets acquired by Data Net on November 1, 1992. As of October 31, 1996, the Sellers agreed to sell the entire principal balance of the 8% subordinated debenture, together with accrued interest of $55,384, to the Company for $75,000. This transaction, which resulted in a $455,384 gain on purchase of debt, was reflected in the Fiscal 1996 operating results as an extraordinary gain, and the payment of the $75,000 to purchase the debenture was made in the first quarter of Fiscal 1997.

     The Company has also guaranteed an 8% subordinated debenture of Data Net in the face amount of $600,001, as restated, to Lobozzo and Joanne Lobozzo (the "Lobozzo Debenture"). The Lobozzo Debenture was due in annual installments of $200,000 commencing January 31, 1996 and was issued in connection with an option agreement entitling Lobozzo to purchase 1,304,350 shares of the Company's common shares at an exercise price of $.46 per common share. The Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement were further restated in February, 1997 when Lobozzo transferred to Joanne Lobozzo half of the Restated Lobozzo Debenture and half of the Restated 1992 Lobozzo Option Agreement, and those documents have been reissued as the "Second Amended and Restated Lobozzo Debentures" and the "Second Amended and Restated Lobozzo Option Agreements". No payments of principal have been made on the Second Amended and Restated Lobozzo Debentures, as further amended, and the Second Amended and Restated Lobozzo Option Agreements, as further amended, remain unexercised as of the date of filing this Form 10-Q Report. The Second Amended and Restated Lobozzo Debentures provided, with respect to each of the two debentures, that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1998. In January, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended ("Amendment No. 1 to Second Amended and Restated Debentures") to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1999. Copies of Amendment No. 1 to the Second Amended and Restated Lobozzo Debentures were annexed as Exhibits to the 1997 Form 10-K Report. In March, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended ("Amendment No. 2 to Second Amended and Restated Debentures"), which are filed as Exhibits C and D to this Form 10-Q Report, to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on April 30, 1999. In January, 1998, the two Second Amended and Restated Lobozzo Option Agreements were further amended ("Amendment No. 1 to Second Amended and Restated Option Agreements") to provide that the exercise date of the options would be extended from January 31, 1998 to January 31, 1999. Copies of Amendment No. 1 to the Second Amended and Restated Option Agreements were annexed as Exhibits to the 1997 Form 10-K Report. In March, 1998, the two Second
     Amended and Restated Lobozzo Option Agreements were further amended ("Amendment No. 2 to Second Amended and Restated Option Agreements"), which are filed as Exhibits E and F to this Form 10-Q Report, to provide that the exercise date of the options would be extended from January 31, 1999 to April 30, 1999.

(3)  Other Matters
     -------------

     As a result of the substantial losses incurred in the discontinued operations in the Data Net Subsidiary and the Intronet Division, the Company had suffered significant consolidated losses in the fiscal years ended October 31, 1995 and 1996. As noted elsewhere in this Form 10-Q Report, the Data Net subsidiary terminated its business operations in March 1996, and, in the fourth quarter of Fiscal 1996, management decided to terminate the operations of the Company's Intronet Division. These actions of the Company were taken to effect management's plan to refocus the Company's efforts on its core business of providing integrated technology solutions for computer systems, network environments and telecommunication systems. The audited financial statements for Fiscal 1997, as set forth in this Form 10-Q Report, reflect a decrease in the shareholders' deficit, from $2,753,412 as of October 31, 1996 to $2,179,149 as of October 31,
     1997, as a result of the consolidated earnings reported for Fiscal 1997. The unaudited financial statements for the first quarter of Fiscal 1998 show continued improvement in the Company's financial position. These improved figures are not a guarantee that the improved financial position will continue into the future.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

     Results of Operations
     ---------------------

     The Company's net income from continuing operations for the three months ended January 31, 1998 was $291,012 (9.0%), or $.02 per share, calculated on 18,252,050 weighted average common shares outstanding, compared to net income from continuing operations of $259,996 (7.0%), or $.04 per share, calculated on 6,811,575 weighted average common shares outstanding, for the three months ended January 31, 1997, an increase of $31,015 or 11.9%.

     During the three months ended January 31, 1998, the Company incurred $27,071 in losses on disposal of discontinued operations, which is included in the income statement.

     The Company's consolidated net income for the three months ended January 31, 1998 was $263,941 (8.1%), or $.01 per share, calculated on 18,252,050 weighted average common shares outstanding, compared to consolidated net income from continuing operations of $259,996 (7.0%), or $.04 per share, calculated on 6,811,575 weighted average common shares outstanding, for the three months ended January 31, 1997, a decrease of $3,945 or 1.5%.

     Revenues
     --------

     TOTAL REVENUES from continuing operations were $3,248,276 for the three months ended January 31, 1998, compared to $3,696,536 for the three months ended January 31, 1997, a decrease of $448,360 and 12.1%.

     SERVICE REVENUES for the three months ended January 31, 1998 were $2,925,574, compared to $3,187,790 for the three months ended January 31, 1997, a decrease of $262,216 and 8.2%. The decrease in service revenues reflects the effect of service revenue realized in the first quarter of Fiscal 1997 from a project performed for a municipality, which project had been signed just prior to the beginning of Fiscal 1997 and completed by the end of the second quarter of Fiscal 1997. The Company's 1997 Form 10-K Report contained a statement with regard to the municipality referred to above, to the effect that the municipality intended to award an additional project to the Company in the near future. The Company has since learned that it will not be awarded the additional project. Management was able to offset approximately 66% of the absence of service revenue related to the municipal project performed in the first quarter of Fiscal 1997 by responding to project-based work at certain other major customers' sites in order to meet an increase in demand for services at these locations, which resulted in a net gain in revenue from this latter customer group.

     EQUIPMENT SALES for the three months ended January 31, 1998 were $322,702, compared to $508,846 for the three months ended January 31, 1997, a decrease of $186,144 and 36.6%. The decline in equipment sales reflects management's emphasis on its core service maintenance and installation business.

     Costs and Expenses
     ------------------

     SERVICE COSTS in continuing operations were $2,114,445 (72.3% of service revenues) for the three months ended January 31, 1998, compared to $2,083,047 (65.3%) for the three months ended January 31, 1997. Service costs as a percentage of service revenue for the three months ended January 31, 1998 increased 7.0 percentage points versus the three months ended January 31, 1997 due to the 8.2% drop in service revenues without a commensurate reduction in direct expenses.

     COST OF EQUIPMENT SOLD in continuing operations was $250,819 (77.7% of equipment sales) for the three months ended January 31, 1998, compared to $384,738 (75.6%) for the three months ended January 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in continuing operations were $624,372 (19.2%) for the three months ended January 31, 1998, compared to $880,860 (23.8%) for the three months ended January 31, 1997, a decrease of $256,487 or 29.1%. The savings in SG&A costs were primarily due to salary and associated costs as well as reduced professional fees.

     Total operating expenses in continuing operations were $2,989,636 (92.0%) for the three months ended January 31, 1998, compared to $3,348,645 (90.6%) for the three months ended January 31, 1997, a decrease of $359,009 or 10.7%. The increase in the ratio of total operating expenses to total revenues resulted from the fact that the percentage decrease in those costs did not completely offset the 12.1% drop in total revenues.

     Non-operating income was $32,372 (1.0%) for the three months ended January 31, 1998, compared with expenses of $87,995 (2.4%) for the three months ended January 31, 1997, an improvement of $120,367. This increase was primarily due to approximately $199,000 income realized on settlement of trade debt obligations, less $73,000 increased interest costs from higher borrowings as well as financing costs associated with the NCFC Term Loan. The Company's debt service costs are virtually wholly-related to its discontinued operations.

     Income from continuing operations was $291,012 (9.0%) for the three months ended January 31, 1998, compared to $259,996 (7.0%) for the three months ended January 31, 1997, an increase of $31,015 and 11.9%.

     No tax provision was recorded for the three months ended January 31, 1998 and January 31, 1997. The Company recorded a deferred tax asset of approximately $2,225,000 at October 31, 1997, reflecting the benefit of $6,544,000 in loss carryforwards, which expire in varying amounts between 2001 and 2011. Realization of this and other deferred assets is dependent upon generating sufficient taxable income in future periods. Management believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset.

     Liquidity and Capital Resources
     -------------------------------

     As discussed in Note 2 to the Financial Statements, in March, 1998, the FRCA was further amended to extend its term from November 1, 1998 to February 1, 1999. Simultaneously with the execution of Amendment No. 2 to the FRCA, in March, 1998, the Lender executed the March 1998 Waiver, whereby the Lender waived any non-compliance, through and including the date of the March 1998 Waiver, by the Company with certain provisions of the FRCA, including Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without the Company's meeting those targets. Copies of Amendment No. 2 to FRCA and the March 1998 Waiver are annexed as Exhibits A and B, respectively, to this Form 10-Q Report. In March, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended, which are filed as Exhibits C and D to this Form 10-Q Report, to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on April 30, 1999. The Company believes that its financing agreements are sufficient for its present operations. However, management periodically reviews the Company's financial performance and operational goals with its Lenders.

     Cash (used by) operations for the three months ended January 31, 1998 was ($555,228), compared to $338,937 in cash provided by operations for the three months ended January 31, 1997, a decrease of $894,165 in sources of cash. This resulted primarily from an aggregate $1,303,682 comparative increase in funds required for investment in accounts receivable and prepaid charges, less the benefit to cash from funds provided by a reduction in deferred service revenue plus increases in comparative trade and sales tax liabilities for the two quarterly periods.

     The Company had working capital deficits of ($368,750) and ($1,296,414) at January 31, 1998 and October 31, 1997, respectively. The working capital deficit at January 31, 1998 decreased $927,664 from October 31, 1997 primarily as a result of a $109,524 increase in net accounts receivable, a $571,421 decline in accounts payable, a major portion of which was funded through long-term debt, and a $248,122 increase in deferred charges. The Company's working capital deficits were ($1,907,576) and ($1,974,918) at January 31, 1997 and October 31, 1996, respectively, representing a decrease of $67,342 in the working capital deficit during the first quarter of Fiscal 1997.

     Cash (used) in investing activities for the three months ended January 31, 1998 was ($101,795), compared with ($326,170) for the three months ended January 31, 1997, a decrease of $224,375 in uses of cash. Capital expenditures for spare parts and property, plant and equipment were $110,064 for the three months ended January 31, 1998, compared to $282,200 for the three months ended January 31, 1997, a decrease of $172,136 in uses of cash. In addition, reductions in Long-Term Assets provided $8,269 in funds during the three months ended January 31, 1998, a benefit of $52,239 compared to $43,970 in increases in Long-Term Assets in the prior year's quarter ended January 31, 1997.

     Cash provided by financing activities for the three months ended January 31, 1998 was $560,000, compared with ($150,000) cash used during the three months ended January 31, 1997, an increase of $710,000 in sources of cash. During the first quarter of Fiscal 1998, the Company took down a net $560,000 in loans from the Lender, of which approximately $373,000 was used to pay off trade debt related to discontinued operations, on which an approximate $199,000 gain was realized. Cash used in financing activities during the first quarter of Fiscal 1997 reflected the $75,000 payment on the repurchase of certain subordinated debt and net payments on loans from the Lender.

     The net result of the above was a ($97,023) use of cash for the three months ended January 31, 1998, compared to a ($137,233) use of cash for the three months ended January 31, 1997.

                                     PART II

                                OTHER INFORMATION
                              -----------------


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

          As reported elsewhere in this Form 10-Q Report, in January, 1998, the FRCA was amended to extend the term thereof from June 30, 1998 to November 1, 1998. In March, 1998, the FRCA was further amended to extend the terms thereof from November 1, 1998 to February 1, 1999. (See Exhibit A hereto). In January, 1998, the Second Restated Lobozzo Debentures were amended to extend the term thereof to January 31, 1999. In March, 1998, the Second Restated Lobozzo Debentures were further amended to extend the term thereof from January 31, 1999 to April 30, 1999. (See Exhibits C and D hereto). In January 1998, the Second Restated Lobozzo Option Agreements were amended to extend the Expiration Date thereof to January 31, 1999. In March, 1998, the Second Restated Lobozzo Option Agreements were further amended to extend the Expiration Dates thereof from January 31, 1999 to April 30, 1999(See Exhibits E and F hereto).


Item 3. Defaults Upon Senior Securities
        -------------------------------

          The FRCA, as amended, provides that the maximum amount of the Lobozzo Loan will be $3,650,000 for the period from October 1, 1997 through December 31, 1997, and $3,350,000 for the period from January 1, 1998 through, June 30, 1998. From time to time, there may have been instances where the Borrower (defined as the Company and Data Net) may not have been in compliance with the provisions of the FRCA including, without limitation: (a) the borrowing by the Borrower of amounts which exceeded the maximum loan amounts set forth in Section 2.1 of the FRCA; (b) the borrowing by the Borrower of amounts which were not supported by adequate Eligible Receivables, as such term is defined in the FRCA; and (c) the borrowing by the Borrower of amounts which were only permissible in the event that the Borrower met its Operating Budget Targets, as such term is defined in the FRCA, for certain time periods, and the failure of the Borrower to meet those Operating Budget Targets. In January, 1998, and again in March, 1998, (See Exhibit B hereto), the Lender waived any such non-compliance through the date of each Waiver and Consent.

Item 6. Exhibits and Report on Form 8-K.
        --------------------------------

     (a) EXHIBITS
         --------


         EXHIBIT A - Amendment No. 2 to First Restated Credit  Agreement and
                     Other Agreements dated March 12, 1998.

         EXHIBIT B - Waiver and Consent to First Restated  Credit  Agreement
                     and Other Agreements dated March 12, 1998.

         EXHIBIT C - Amendment No. 2 to Delta Data Net, Inc., Second Amended
                     and Restated 8% Subordinated Debenture due January 31, 1999 (Joseph M. Lobozzo II).

         EXHIBIT D - Amendment No. 2 to Delta Data Net, Inc., Second Amended
                     and Restated 8% Subordinated Debenture due January 31, 1999 (Joanne M. Lobozzo).

         EXHIBIT E - Amendment No. 2 to  Delta Computec  Inc. Second Amended
                     and Restated October 1992 Option Agreement (Joseph M. Lobozzo II).

         EXHIBIT F - Amendment No. 2 to  Delta Computec  Inc. Second Amended
                     and Restated October 1992 Option Agreement (Joanne M. Lobozzo).



         EXHIBIT 11 - Statement regarding calculation of earnings per share.



         (b) REPORTS ON FORM 8-K filed during the quarter for which this Form 10-Q Report is filed: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






Dated:  March 12, 1998                       DELTA COMPUTEC INC.



                                             By: /s/ John DeVito
                                                 ------------------------------
                                                 John DeVito, President and
                                                 Chief Operating Officer


                                             By: /s/ Frank J. Donnelly
                                                 ------------------------------
                                                 Frank J. Donnelly
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


The following Exhibits are filed as part of this Quarterly Report on Form 10-Q

         EXHIBIT A   Amendment  No. 2 to First  Restated  Credit  Agreement  and
                     Other Agreements dated March 12, 1998.

         EXHIBIT B Waiver and Consent to First Related Credit Agreement and Other Agreements dated March 12, 1998.

         EXHIBIT C   Amendment No. 2 to Delta Data Net, Inc., Second Amended and
                     Restated 8%  Subordinated  Debenture  due January 31, 1999
                     (Joseph M. Lobozzo II).

         EXHIBIT D   Amendment No. 2 to Delta Data Net, Inc., Second Amended and
                     Restated 8%  Subordinated  Debenture  due  January 31, 1999
                     (Joanne M. Lobozzo).

         EXHIBIT E   Amendment No. 2 to  Delta Computec Inc., Second Amended and
                     Restated October 1992 Option Agreement  (Joseph M. Lobozzo
                     II).

         EXHIBIT F    Amendment No. 2 to Delta Computec Inc., Second Amended and
                      Restated  October  1992,   Option  Agreement   (Joanne  M.
                      Lobozzo).

         EXHIBIT 11   Calculation of Earnings Per Share.

                                    EXHIBIT A
                                   ---------


                                 AMENDMENT NO. 2
                                       to
              FIRST RESTATED CREDIT AGREEMENT AND OTHER AGREEMENTS
              ----------------------------------------------------

     This Amendment No. 2 to First Restated Credit Agreement and Other Agreements ("Amendment No. 2"), is made and entered into as of the 12th day of March, 1998 by and among JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), JOANNE M. LOBOZZO, the wife of Lobozzo, with an address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo", and, together with Lobozzo, the "Lender"), DELTA
COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI"), DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDI", DCI and DDI are referred to collectively as the "Borrower"), and SAI/Delta, Inc., a Florida corporation and a wholly-owned subsidiary of DCI ("SAI/Delta").

                              W I T N E S S E T H:
                              --------------------

     This Amendment No. 2 is intended to amend in certain respects as set forth herein, the terms and conditions of a certain First Restated Credit Agreement dated as of October 31, 1997, as amended by a certain Amendment No. 1 thereto (as amended, the "FRCA") by and among the Borrower, the Lender and SAI/Delta, whereby Lobozzo and Joanne Lobozzo agreed to provide the Borrower with Loans (as defined in the FRCA) up to the current maximum principal amount of $3,350,000, subject to certain limitations set forth in the FRCA.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITALS. The recitals set forth in the recital paragraph of this Amendment No. 2 are intended to be, and are, incorporated into this Amendment No. 2 as a part hereof.

     2. AMENDMENT TO THE FRCA. The parties hereto agree that, from and after the date hereof, the definition of the term Maturity Date as set forth in the FRCA is deleted and replaced in its entirety by the following:

               "Maturity Date" means February 1, 1999.
               ---------------

     3. WAIVER. Lender hereby waives any non-compliance which may have existed with regard to Section 2.1 of the FRCA for the period between October 31, 1997, the date of the FRCA, and March 12, 1998, the date of this Amendment No. 2.

     4. REAFFIRMATION. Except as amended by this Amendment No. 2, the terms and conditions of the FRCA are hereby reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 2 to be duly executed and delivered by the proper and duly authorized officers as of the date first above written.


                                             -----------------------------------
                                             Joseph M. Lobozzo II

                                             -----------------------------------
                                             Joanne M. Lobozzo

                                             DELTA COMPUTEC INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                             DELTA DATA NET, INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                             SAI/DELTA, INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer





                       CONSENT AND AGREEMENT OF GUARANTOR
                       ----------------------------------

     As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 2 and the consummation of the transactions contemplated by Amendment No. 2; (b) agrees that the First Restated Unlimited Continuing Guaranty dated as of October 31, 1997 (the "Guaranty") which it previously delivered to the Lender as security for the payment and performance of all of the liabilities, obligations and indebtedness of the Borrower to the Lender pursuant to the FRCA and the First Restated Promissory Note dated as of October 31, 1997 from the Borrower to the Lender (the "FRPN") is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to the Lender's obligations under Amendment No. 2 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                             SAI/DELTA, INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                    EXHIBIT B
                                    ---------

                               WAIVER AND CONSENT
                               ------------------


This Waiver and Consent is made as of the 12th day of March, 1998, by Joseph M. Lobozzo II and Joanne M. Lobozzo (collectively, the "Lender") to Delta Computec Inc., and Delta Data Net, Inc. (collectively, the "Borrower") and is consented to by SAI/Delta, Inc. ("SAI/Delta").

                                   WITNESSETH:
                                   -----------

     WHEREAS, Section 2.1 of a certain First Restated Credit Agreement dated as of October 31, 1997 by and among the Lender, the Borrower and SAI/Delta, as amended by Amendment No. 1 and Amendment No. 2 thereto (the "FRCA"), sets forth the maximum principal amount of all loans which the Borrower may borrow from the Lender thereunder and the Borrower's required borrowing base for all such loans; and

     WHEREAS, under certain circumstances, there may have been instances where non-compliance with Section 2.1 of the FRCA may have heretofore occurred, including without limitation: (a) the borrowing by the Borrower of amounts which exceeded the maximum loan amounts set forth in Section 2.1 of the FRCA; (b) the borrowing by the Borrower of amounts which were not supported by adequate Eligible Receivables, as such term is defined in the FRCA, and (c) the borrowing by the Borrower of amounts which were only permissible in the event that the Borrower met its Operating Budget Targets; as such term is defined in the FRCA, for certain time periods, and the failure of the Borrower to meet those Operating Budget Targets; and

     WHEREAS, in addition to non-compliance with Section 2.1 of the FRCA which may have heretofore occurred, certain violations of Section 2.1 of the FRCA may also have occurred by virtue of the fact that the Borrower has recently settled its accounts with 3Com Corporation ("3Com") and Vertex Technologies, Inc. ("Vertex"), and in connection with such settlements, the Borrower has made lump sum payments to both 3Com and Vertex; and

     WHEREAS,  the Lender desires to: (a) waive any non-compliance  with Section
2.1 of the FRCA, which may have heretofore occurred; (b) waive any non-compliance with Section 2.1 of the FRCA which may have heretofore occurred by virtue of the fact the Borrower has recently settled its accounts with 3Com and Vertex; and (c) waive any non-compliance with the terms, covenants or conditions of any of the other documents executed in connection with the FRCA which may have heretofore occurred, by reason of any of the matters set forth in this Waiver and Consent.

     NOW THEREFORE, for good and valuable consideration, the receipt and adequacy of all of which is hereby acknowledged, the Lender hereby agrees as follows:

     1. WAIVER OF PAST NON-COMPLIANCE. The Lender hereby waives any non-compliance with Section 2.1 of the FRCA which may have heretofore occurred, including, without limitation (a) the borrowing by the Borrower of amounts which exceeded the maximum loan amounts set forth in Section 2.1 of the FRCA, (b) the borrowing by the Borrower of amounts which were not supported by adequate Eligible Receivables, as such term is defined in the FRCA, and (c) the Borrowing by the Borrower of amounts which were only permissible in the event that the Borrower met its Operating Budget Targets, as such term is defined in the FRCA, for certain periods, and the failure of the Borrower to meet those Operating Budget Targets.

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

     4. NO FUTURE WAIVERS. The waiver of non-compliance with certain possible past non-compliance with the terms and conditions of the FRCA, and any of the other documents executed by the Borrower in connection with the FRCA, does not, under any circumstances, waive any future non-compliance with the FRCA or any of the other documents executed by the Borrower in connection wit the FRCA.

        IN WITNESS WHEREOF, the undersigned have executed this Waiver and Consent as of the date first above written.


                                                  ------------------------------
                                                  JOSEPH M. LOBOZZO II



                                                  ------------------------------
                                                  JOANNE M. LOBOZZO





                              CONSENT OF GUARANTOR
                              --------------------


     As of the date first above written, the undersigned Guarantor, SAI/Delta, Inc. ("Guarantor"), hereby: (a) fully consents to the terms and provisions of the above Waiver and Consent dated as of March 12, 1998; (b) agrees that the First Restated Unlimited Continuing Guaranty dated as of October 31, 1997 (the "Guaranty") which Guarantor previously delivered to the lender as security for the payment and performance of all of the liabilities, obligations and indebtedness of the Borrower to the Lender, pursuant to the FRCA and the First Restated Promissory Note dated as of October 31, 1997, is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that Guarantor has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that Guarantor's consent and agreement hereto is a condition to the Lender's waiver of the violations of the FRCA set forth in the above Waiver and Consent and it is in Guarantor's interest and the Guarantor's financial benefit to execute this Waiver and Consent. All capitalized terms as set forth in this Consent of Guarantor, unless otherwise defined herein, have the meaning set forth in the Guaranty.


                                                  SAI/DELTA, INC.


                                                  By: __________________________
                                                      John DeVito, President and
                                                      Chief Operating Officer

                                    EXHIBIT C
                                   ---------

                                 AMENDMENT NO. 2
                                       TO
                              DELTA DATA NET, INC.
                           SECOND AMENDED AND RESTATED
             8% SUBORDINATED DEBENTURE DUE JANUARY 31, 1999 - No. 1
             ------------------------------------------------------


     This Amendment No. 2 ("Amendment No. 2") to Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due January 31, 1999 - No. 1 is made and entered into as of the 12th day of March, 1998 by and among DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDN") and JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), and is consented and agreed to by DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608.

                              W I T N E S S E T H:
                              --------------------

     This Amendment No. 2 is intended to amend in certain respects as set forth herein, the terms and conditions of that certain Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due January 31, 1999 - No. 1, dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto (as amended, "Debenture No. 1"), whereby DDN promised to pay to Lobozzo the principal sum of Three Hundred Thousand and 50/100 Dollars ($300,000.50), plus interest thereon, in the manner and upon the terms set forth in Debenture No. 1.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITALS. The recitals set forth in the recital paragraph of this Amendment No. 2 are intended to be, and hereby are, incorporated into this Amendment No. 2 as a part hereof.

     2. AMENDMENT TO DEBENTURE NO. 1. The parties hereto agree that, from and after the date hereof, the date on which payment in full of Debenture No. 1 is due is extended from January 31, 1999 to April 30, 1999. Without limiting the generality of the foregoing in any manner, all references in Debenture No. 1 to a "repayment" date, "due" date or "stated maturity" date of "January 31, 1999" are hereby deleted and replaced by "April 30, 1999".

     3. REAFFIRMATION. Except as amended by this Amendment No. 2, the terms and conditions of Debenture No. 1 remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 2 to be duly executed and delivered as of the date first above written.

                                             DELTA DATA NET, INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                             -----------------------------------
                                             JOSEPH M. LOBOZZO II





                 CONSENT AND AGREEMENT OF SUBORDINATED GUARANTOR
                 -----------------------------------------------

     As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 2 and the consummation of the transactions contemplated by Amendment No. 2; (b) agrees that the Subordinated Guaranty which it delivered in connection with Debenture No. 1 (the "Guaranty") as security for the payment and performance of all of the liabilities, obligations and indebtedness of DDN to Lobozzo in connection with Debenture No. 1 is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to Lobozzo's obligations under Amendment No. 2 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                             DELTA COMPUTEC INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                    EXHIBIT D
                                   ---------

                                 AMENDMENT NO. 2
                                       TO
                              DELTA DATA NET, INC.
                           SECOND AMENDED AND RESTATED
             8% SUBORDINATED DEBENTURE DUE JANUARY 31, 1999 - No. 2
             ------------------------------------------------------


     This Amendment No. 2 ("Amendment No. 2") to Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due January 31, 1999 - No. 2, is made and entered into as of the 12th day of March, 1998 by and among DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDN") and JOANNE M. LOBOZZO, an individual with a residence address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo"), and is consented and agreed to by DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608.

                              W I T N E S S E T H:
                              --------------------

     This Amendment No. 2 is intended to amend in certain respects as set forth herein, the terms and conditions of that certain Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due January 31, 1999 - No. 2, dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto (as amended, "Debenture No. 2"), whereby DDN promised to pay to Joanne Lobozzo the principal sum of Three Hundred Thousand and 50/100 Dollars ($300,000.50), plus interest thereon, in the manner and upon the terms set forth in Debenture No. 2.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITALS. The recitals set forth in the recital paragraph of this Amendment No. 2 are intended to be, and hereby are, incorporated into this Amendment No. 2 as a part hereof.

     2. AMENDMENT TO DEBENTURE NO. 2. The parties hereto agree that, from and after the date hereof, the date on which payment in full of Debenture No. 2 is due is extended from January 31, 1999 to April 30, 1999. Without limiting the generality of the foregoing in any manner, all references in Debenture No. 2 to a "repayment" date, "due" date or "stated maturity" date of "January 31, 1999" are hereby deleted and replaced by "April 30, 1999".

     3. REAFFIRMATION. Except as amended by this Amendment No. 2, the terms and conditions of Debenture No. 2 remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 2 to be duly executed and delivered as of the date first above written.

                                             DELTA DATA NET, INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                             -----------------------------------
                                             JOANNE M. LOBOZZO






                 CONSENT AND AGREEMENT OF SUBORDINATED GUARANTOR
                 -----------------------------------------------

     As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 2 and the consummation of the transactions contemplated by Amendment No. 2; (b) agrees that the Subordinated Guaranty which it delivered in connection with Debenture No. 2 (the "Guaranty") as security for the payment and performance of all of the liabilities, obligations and indebtedness of DDN to Joanne Lobozzo in connection with Debenture No. 2 is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to Joanne Lobozzo's obligations under Amendment No. 2 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                             DELTA COMPUTEC INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                    EXHIBIT E
                                   ---------

                                 AMENDMENT NO. 2
                                       TO
                               DELTA COMPUTEC INC.
                           SECOND AMENDED AND RESTATED
                          OCTOBER 1992 OPTION AGREEMENT
                  JOSEPH M. LOBOZZO II - 652,175 COMMON SHARES
                  --------------------------------------------

     This Amendment No. 2 ("Amendment No. 2") to Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joseph M. Lobozzo II - 652,175 Common Shares is made and entered into as of the 12th day of March, 1998 by and among DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI") and JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo").

                              W I T N E S S E T H:
                              --------------------

     This Amendment No. 2 is intended to amend in certain respects as set forth herein, the terms and conditions of the Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joseph M. Lobozzo II - 652,175 Common Shares dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto (as amended, the "Option Agreement"), whereby DCI granted to Lobozzo an option to purchase 652,175 common shares of DCI pursuant to the terms and conditions set forth in the Option Agreement.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITALS. The recitals set forth in the recital paragraph of this Amendment No. 2 are intended to be, and hereby are, incorporated into this Amendment No. 2 as a part hereof.

     2. AMENDMENT TO THE OPTION AGREEMENT. The parties hereto agree that, from and after the date hereof, the "Exercise Date" of the Option, as such term is defined in the Option Agreement, is extended from 3:00 p.m. on January 31, 1999 to 3:00 p.m. on April 30, 1999.

     3. REAFFIRMATION. Except as amended by this Amendment No. 2, the terms and conditions of the Option Agreement remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 2 to be duly executed and delivered as of the date first above written.

                                             DELTA COMPUTEC INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                             -----------------------------------
                                             JOSEPH M. LOBOZZO II

                                    EXHIBIT F
                                   ---------

                                 AMENDMENT NO. 2
                                       TO
                               DELTA COMPUTEC INC.
                           SECOND AMENDED AND RESTATED
                          OCTOBER 1992 OPTION AGREEMENT
                    JOANNE M. LOBOZZO - 652,175 COMMON SHARES
                    -----------------------------------------

     This Amendment No. 2 ("Amendment No. 2") to Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joanne M. Lobozzo - 652,175 Common Shares, is made and entered into as of the 12th day of March, 1998 by and among DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI") and JOANNE M. LOBOZZO, an individual having a residence address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo").

                              W I T N E S S E T H:
                              --------------------

     This Amendment No. 2 is intended to amend in certain respects as set forth herein, the terms and conditions of the Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joanne M. Lobozzo - 652,175 Common Shares dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto (as amended, the "Option Agreement"), whereby DCI granted to Joanne Lobozzo an option to purchase 652,175 common shares of DCI pursuant to the terms and conditions set forth in the Option Agreement.

     NOW, THEREFORE, it is agreed as follows:

     1. INCORPORATION OF RECITALS. The recitals set forth in the recital paragraph of this Amendment No. 2 are intended to be, and hereby are, incorporated into this Amendment No. 2 as a part hereof.

     2. AMENDMENT TO THE OPTION AGREEMENT. The parties hereto agree that, from and after the date hereof, the "Exercise Date" of the Option, as such term is defined in the Option Agreement, is extended from 3:00 p.m. on January 31, 1999 to 3:00 p.m. on April 30, 1999.

     3. REAFFIRMATION. Except as amended by this Amendment No. 2, the terms and conditions of the Option Agreement remain unchanged and are hereby ratified and reaffirmed in their entirety.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. 2 to be duly executed and delivered as of the date first above written.

                                             DELTA COMPUTEC INC.

                                             By: _______________________________
                                                 John DeVito, President &
                                                  Chief Operating Officer

                                             -----------------------------------
                                             JOANNE M. LOBOZZO

                                   Exhibit 11

             DELTA COMPUTEC INC. - CALCULATION OF EARNINGS PER SHARE
             -------------------------------------------------------

                                                     Three Months Ended
                                                        January 31,

                                                           1998       1997
                                                           ----       ----

Primary
-------
Net Earnings (Loss):
Continuing Operations                                $   291,012   $  259,996
Discontinued Operations                                  (27,071)           -
                                                         -------      -------
Net Earnings(Loss)                                       263,941      259,996
                                                         -------      -------

Weighted Average Common Shares Outstanding            18,252,050    6,811,575

Dilutive Effect of Stock Options                               -            -
                                                      ----------    ---------
Weighted Average Shares Outstanding                   18,252,050    6,811,575


Basic Earnings (Loss) Per Common and Common
     Equivalent Shares (See note below):
Continuing Operations                                $      .02    $     .04
Discontinued Operations                                    (.01)           -
                                                           ----          ---
Total                                                       .01          .04
                                                            ===          ===


Note:
-----

     The number of weighted average common shares outstanding during the quarters ended January 31, 1998 and January 31, 1997 were 18,252,050 and 6,811,575, respectively. In February, 1997, the Company issued an aggregate 11,440,475 common shares as a result of the exercise of certain options. (See
Note 2 to the Financial Statements).