Form 10-Q
period 1998-04-30
DELTA COMPUTEC INC
filed 1998-06-15
CIK 779338

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

  (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 1998

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

As of June 11, 1998, there were 18,252,050 common shares outstanding of the Registrant's Common Shares $.01 par value.

                               DELTA COMPUTEC INC.
                                    Form 10-Q
                          Quarter Ended April 30, 1998


                                      INDEX


Part I:  Financial Information                                             PAGE

Item 1.  Financial Statements

Consolidated balance sheets at April 30, 1998 and October 31, 1997         3-4

Consolidated statements of operations for the three months ended
April 30, 1998 and 1997 and the six months ended April 30, 1998
and 1997                                                                    5

Consolidated statement of cash flows for the six months ended April
30, 1998 and 1997                                                           6

Notes to consolidated financial statements                                 7-12

Item 2.  Management's Discussion and Analysis of Operations and
Financial Condition                                                       13-16


Part II:  Other Information

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities                                             18

Item 3.  Defaults Upon Senior Securities                                   18

Item 6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

Index to Exhibits                                                          21

Exhibits                                                                  22-31

Calculation of Earnings Per Share                                          32

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                       (Unaudited)   (Audited)
                                                         April 30,   October 31,
                                                            1998        1997
                                                            ----        ----

Current Assets:
Cash                                                       $27,587      $18,944
Accounts receivable, less allowance for doubtful
accounts of $82,013 and $86,280 at April 30, 1998
and October 31, 1997, respectively                       2,347,496    1,673,643

Inventories                                                788,433      869,049
Prepaid expenses and other current assets                  402,402      132,327
                                                         ---------    ---------
  Total current assets                                   3,565,918    2,693,963

Field spare parts, net of accumulated amortization
of $1,118,840 and $769,322 at April 30, 1998 and
October 31, 1997, respectively                           2,601,787    2,756,169

Property And Equipment, at cost:
Vehicles                                                    95,517       74,614
Office furniture and equipment                             232,735      229,564
Technical equipment                                        131,893      131,893
Software                                                    57,300       56,405
Leasehold improvements                                      75,042       71,092
                                                         ---------    ---------
                                                           592,487      563,568

Less: Accumulated depreciation                             407,507      369,784
                                                         ---------    ---------
                                                           184,980      193,784

Deferred Income Taxes                                      150,000      150,000

Other Assets:
Goodwill, less accumulated amortization of $357,820
and $333,966 at April 30, 1998 and October 31, 1997
respectively                                               119,273      143,128
Other                                                      144,320       89,185
                                                         ---------    ---------
                                                           263,593      232,313

  Total Assets                                          $6,766,278   $6,026,229
                                                        ==========   ==========



                 See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS EQUITY


                                                       (Unaudited)    (Audited)
                                                         April 30,  October 31,
                                                              1998         1997
                                                              ----         ----

Current Liabilities:
Accounts payable                                      $  1,336,148   $1,805,342
Deferred service revenue                                 1,467,311    1,413,135
Accrued expenses
Payroll and payroll taxes                                  242,731      282,764
Interest                                                   112,080       64,658
Sales tax payable                                          181,379      210,197
Other                                                      191,856      214,281
                                                         ---------    ---------
  Total current liabilities                              3,531,505    3,990,377

Long-Term Debt                                             769,754      750,000
Due to Shareholder                                       3,647,000    2,865,000
Subordinated Debenture                                     600,001      600,001
                                                         ---------    ---------
      Total long-term liabilities                        5,016,755    4,215,001

Shareholders'  Investment:
Preferred shares, $ .01 par value; shares authorized
 5,000,000 shares; issued and outstanding: none at
 January 31, 1998 and October 31, 1997                           -            -

Common  stock,  $ .01  par  value;  authorized
 20,000,000  shares;  issued  and outstanding
 18,252,050 at April 30,  1998 and October 31, 1997
 respectively                                              182,521      182,521
Additional paid-in capital                               4,801,698    4,801,698
Accumulated deficit, beginning                          (6,766,201)  (7,163,368)
                                                        ----------   ----------
      Total Shareholders' Investment                    (1,781,982)  (2,179,149)


      Total Liabilities And Shareholders Equity        $ 6,766,278  $ 6,026,229
                                                       ===========  ===========



                 See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                     Three Months Ended       Six Months Ended
                                          APRIL 30,               APRIL 30,

                                       1998       1997         1998        1997
                                       ----       ----         ----        ----

Revenues From Continuing
Operations:
Service revenues                $ 3,235,992  3,126,940  $ 6,161,566   6,509,208
Equipment sales                     248,867    206,871      571,569     521,239
                                  ---------  ---------    ---------   ---------
   Total Revenues                 3,484,859  3,333,811    6,733,135   7,030,447

Costs And Expenses:
Service costs                     2,373,318  2,188,478    4,487,764   4,271,525
Cost of equipment sold              187,148    134,738      437,967     478,899
Selling, general and
administrative                      651,205    856,902    1,275,578   1,737,761
                                  ---------  ---------    ---------   ---------

Total Operating Expenses          3,211,671  3,180,118    6,201,309   6,488,185

Other Income (Expense), Net        (140,367)  (117,389)    (107,994)   (205,384)
                                  ---------  ---------    ---------   ---------

Earnings From Continuing Operations
  Before Income Taxes               132,821     36,304      423,832     336,878

Income Taxes / (Benefit)                537          -          537           -
                                  ---------  ---------    ---------   ---------

Net Earnings (Loss) From
Continuing Operations               132,284     36,304      423,295     336,878
                                  ---------  ---------    ---------   ---------

Net Gain (Loss) From
Discontinued Operations                 941          0      (26,130)          0
                                  ---------  ---------    ---------   ---------

Net Earnings (Loss)               $ 133,225  $  36,304    $ 397,165   $ 336,878
                                  =========  =========    =========   =========


Earnings Per Common And Common
  Equivalent Share:

Continuing Operations             $     .01  $       -    $     .02   $     .03
Discontinued Operations                   -          -            -           -
                                        ---        ---          ---         ---
Combined                          $     .01  $       -    $     .02   $     .03
                                        ===        ===          ===         ===

NOTE:

  The number of weighted average common shares outstanding were: (1) during the quarters ended April 30, 1998 and April 30, 1997, 18,252,050 and 15,681,157,
respectively; and (2) during the six months ended April 30, 1998 and April 30, 1997, 18,252,050 and 11,172,861, respectively. In February, 1997, the Company issued an aggregate 11,440,475 common shares as a result of the exercise of certain options. (See Note 2 to the Financial Statements).

                     See notes to consolidated financial statements.

                              DELTA COMPUTEC INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Six Months Ended
                                                              April 30,


                                                              1998         1997
                                                              ----         ----

Cash Flow From Operating Activities:
Net earnings(loss)                                       $ 397,166    $ 336,878

Adjustments to reconcile net earnings/(loss) to
 net cash provided/(used) by operating activities:
  Depreciation & amortization                              411,095      344,740
  Expenses charged to accrual for discontinued operations        -      (86,509)
  Deferred taxes                                           (31,099)           -
  Accounts receivable                                     (673,853)     616,488
  Inventories                                               80,616     (190,907)
  Prepaid and other current assets                        (238,975)     309,455
  Accounts payable and accrued expenses                   (484,230)    (381,470)
  Sales taxes payable                                      (28,818)    (127,995)
  Deferred service revenue                                  54,176     (331,438)
                                                         ---------     --------

    Net cash flow from operating activities               (513,922)     489,242
                                                         ---------     --------
Cash Flow From Investing Activities:
  Capital expenditures, including field spare parts       (224,054)    (470,187)
  Investment in intangibles and other assets               (55,135)     (29,715)
                                                         ---------     --------

Net cash flow from investing activities                   (279,189)    (499,902)
                                                         ---------     --------

Cash Flow From Financing Activities:

Proceeds from (payment on) shareholder debt                782,000     (140,000)
Net proceeds (payment) on note payable                      19,754            -
(Payment) on subordinated debenture                              -      (75,000)
                                                         ---------     --------

Net cash flow from financing activities                    801,754     (215,000)
                                                         ---------     --------

Net Increase (Decrease) In Cash                         $    8,643    $(225,660)
                                                         ---------     --------

Cash - beginning of period                                  18,944       50,891
                                                         ---------     --------

Cash - end of period                                    $   27,587    $(174,769)
                                                        ==========    =========


                      See notes to consolidated financial statements.

                               DELTA COMPUTEC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE PERIODS ENDED APRIL 30, 1998 AND 1997


(1) GENERAL DESCRIPTION OF BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Delta Data Net, Inc. ("Data Net"), and SAI/Delta. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

     As reported by the Company in the 1997 Form 10-K Report, the Company's Data Net subsidiary terminated its business operations and ceased operations in Fiscal 1996 due to economic conditions in its industry. As also reported in the 1997 Form 10-K Report, in the fourth quarter of Fiscal 1996, the Company decided to close its Intronet Division. Accordingly, the operating results for continuing operations for the three months ended April 30, 1998 and 1997, and for the six months ended April 30, 1998 and 1997, are for the Company's core business and do not include the losses on disposal for either the Company's Data Net subsidiary or its Intronet Division during those respective periods. The $25,000 loss on disposal incurred in discontinued operations for the three months ended April 30, 1997 and the $102,0375 loss on disposal incurred in discontinued operations for the six months ended April 30, 1997 were charged to the accrual for losses on discontinued operations established at October 31, 1996. For the three months ended April 30, 1998, the Company realized a minor benefit due to a recovery related to discontinued operations. For the six months ended April 30, 1998, the Company incurred $26,130 in expenses related to discontinued operations that exceeded the amount of the aforementioned accrual. These expenses were charged to Fiscal 1998's results and are shown under Losses From Discontinued Operations.

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

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The audited financial statements for Fiscal 1997, as set forth in this Form 10-Q Quarterly Report, reflect a decrease in the shareholders' deficit, from ($2,753,412) as of October 31, 1996 to ($2,179,149) as of October 31, 1997,
     essentially as a result of the $574,253 consolidated earnings reported for the year ended October 31, 1997 ("Fiscal 1997"). The unaudited financial statements contained in this Form 10-Q Quarterly Report show continued improvement in the Company's financial position, with consolidated earnings of $397,165 reported for the six months ended April 30, 1998 and a further reduction in the shareholders' deficit, from ($2,179,149) as of October 31, 1997 to ($1,781,982) as of April 30, 1998. These improved figures are not a guarantee that the improved financial position will continue into the future.

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

     EARNINGS PER SHARE

     Earnings per common and common equivalent share are computed based upon the weighted average of common shares outstanding during each year adjusted for the dilutive effect of outstanding stock options and warrants using the Treasury Stock Method. Weighted average shares outstanding for the three months ended April 30, 1998 and 1997 totalled 18,252,050 and 15,681,157, respectively.

     NEW ACCOUNTING STANDARDS PRONOUNCEMENTS

     1. EARNINGS PER SHARE

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company's ten largest customers accounted for approximately 73% of its total business in the six months ended April 30, 1998. The Company does not require collateral or other security to support customers' receivables.

(2) REGISTRANT'S DEBT POSITION

     Long-term debt and Debt Due to Shareholder consisted of the following at April 30, 1998 and October 31, 1997, respectively:

                                                         APRIL 30,  OCTOBER 31,
                                                           1998         1997

       Due to shareholder                              $  3,647,000 $ 2,865,000
       Term loan,  due in full on October 10, 2001,
          with interest payable monthly at prime plus
          1.0%, collateralized by field spare parts
          (the "Term Loan")                                 750,000     750,000
       Note payable                                          19,754           -
                                                          ---------   ---------
                                                          4,416,754   3,615,000

       Less: Current portion                                     -       75,000
                                                       $  4,416,754 $ 3,540,000
                                                       ============ ===========

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

     In January, 1998, the lending agreement with its commercial lenders was further amended ("Amendment No. 1 to the FRCA") to extend the terms of the lending agreement from June 30, 1998 to November 1, 1998. Simultaneously with the execution of Amendment No. 1 to the FRCA, in January, 1998, the Lender executed a Waiver and Consent (the "January 1998 Waiver"), a copy of which was annexed as an Exhibit to the 1997 Form 10-K Report, whereby the Lenders waived any non-compliance, through and including the date of the January 1998 Waiver, by the Company with certain provisions of the FRCA, including Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without the Company's meeting those targets. Copies of both Amendment No. 1 to the FRCA and the January 1998 Waiver were annexed as Exhibits to the 1997 Form 10-K Report. In March, 1998, the FRCA was further amended ("Amendment No. 2 to the FRCA") to extend its terms from November 1, 1998 to February 1, 1999. Simultaneously with the execution of Amendment No. 2 to the FRCA, in March, 1998, the Lender executed a further Waiver and Consent (the "March 1998 Waiver"), whereby the Lenders waived any non-compliance, through and including the date of the March 1998 Waiver, by the Company with certain provisions of the FRCA, including Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without the Company's meeting those targets. Copies of Amendment No. 2 to FRCA and the March 1998 Waiver were annexed as Exhibits to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1998. In June, 1998, the FRCA was further amended ("Amendment No. 3 to the FRCA") to extend its terms from February 1, 1999 to May 1, 1999. Simultaneously with the execution of Amendment No. 3 to the FRCA, in June, 1998, the Lender executed a further Waiver and Consent (the "June 1998 Waiver"), whereby the Lenders waived any non-compliance, through and including the date of the June 1998 Waiver, by the Company with certain provisions of the FRCA, including Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without the Company's meeting those targets. Copies of Amendment No. 3 to FRCA and the June 1998 Waiver are annexed as Exhibits A and B, respectively, to this Form 10-Q Quarterly Report.

     As of May 31, 1998 and October 31, 1997, there were principal balances of $3,429,000 and $2,865,000, respectively, outstanding under the Lobozzo Loan.

     The agreement underlying the Term Loan with NCFC requires the Company to maintain a ratio of field spare parts inventory to outstanding indebtedness of at least 2.5 to 1 with NCFC. The Company has been in compliance with this ratio requirement for all periods since inception of the Term Loan restructuring. Lobozzo has pledged 480,000 of his shares of the Company's common shares as additional collateral for the Term Loan. Agreements have been made to provide NCFC with additional equity in the Company (up to 17.5% of the Company's issued and outstanding common shares) under certain circumstances. As described in Item 2, in February, 1997, the shareholder transferred half of this debt obligation to, Joanne Lobozzo, his wife. (See also "Exercise of Options", below).

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

     The Company has also guaranteed an 8% subordinated debenture of Data Net in the face amount of $600,001, as restated, to Lobozzo and Joanne Lobozzo (the "Lobozzo Debenture"). The Lobozzo Debenture was due in annual installments of $200,000 commencing January 31, 1996 and was issued in connection with an option agreement entitling Lobozzo to purchase 1,304,350 shares of the Company's common shares at an exercise price of $.46 per common share. The Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement were further restated in February, 1997 when Lobozzo transferred to Joanne Lobozzo half of the Restated Lobozzo Debenture and the Restated 1992 Lobozzo Option Agreement, and those documents have been reissued as the "Second Amended and Restated Lobozzo Debentures" and the "Second Amended and Restated Lobozzo Option Agreements". No payments of principal have been made on the Second Amended and Restated Lobozzo Debentures, as further amended, and the Second Amended and Restated Lobozzo Option Agreements, as further amended, remain unexercised as of the date of filing this Form 10-Q Quarterly Report. The Second Amended and Restated Lobozzo Debentures provided, with respect to each of the two debentures, that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1998.

     The  following  amendments  have been  executed with respect to the Lobozzo
     Debentures  and  the  two  Second  Amended  and  Restated   Lobozzo  Option
     Agreements:

     a) In January, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended ("Amendment No. 1 to Second Amended and Restated Debentures") to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on January 31, 1999. Copies of Amendment No. 1 to the Second Amended and Restated Lobozzo Debentures were annexed as Exhibits to the 1997 Form 10-K Report. In January, 1998, the two Second Amended and Restated Lobozzo Option Agreements were further amended ("Amendment No. 1 to Second Amended and Restated Option Agreements") to provide that the exercise date of the options would be extended from January 31, 1998 to January 31, 1999. Copies of Amendment No. 1 to the Second Amended and Restated Option Agreements were annexed as Exhibits to the 1997 Form 10-K Report.

     b) In March, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended ("Amendment No. 2 to Second Amended and Restated Debentures"), filed as Exhibits to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1998 (the "January, 1998 Form 10-Q Report"), to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on April 30, 1999. In March, 1998, the two Second Amended and Restated Lobozzo Option Agreements were further amended ("Amendment No. 2 to Second Amended and Restated Option Agreements"), which were filed as Exhibits to the January, 1998 Form 10-Q Report, to provide that the exercise date of the options would be extended from January 31, 1999 to April 30, 1999.

     c) In June, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended ("Amendment No. 3 to Second Amended and Restated Debentures"), which are filed as Exhibits C and D to this Form 10-Q Quarterly Report, to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on July 31, 1999. In June, 1998, the two Second Amended and Restated Lobozzo Option Agreements were further amended ("Amendment No. 3 to Second Amended and Restated Option Agreements"), which are filed as Exhibits E and F to this Form 10-Q Quarterly Report, to provide that the exercise date of the options would be extended from April 30, 1999 to July 31, 1999.

(3) EXERCISE OF OPTIONS

     In February, 1997, Lobozzo and Joanne Lobozzo, principal shareholders, control persons and commercial lenders to the Company (Lobozzo is also an officer and director of the Company) exercised options to purchase, respectively 5,720,238 and 5,720,237 common shares of the Company in return for payment of an agregate exercise price of $10.00, all as described in the Company's 1997 Form 10-K Report.

(4) INCOME TAXES

     No income tax provision has been recorded for the three months ended April 30, 1998 and the six months ended April 30, 1998, respectively, because of the tax benefits associated with the use of the Company's net operating loss carry-forwards.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     Net Earnings From Continuing Operations For The Three Months Ended April 30, 1998 were $132,284 (3.8%), or $.01 per share (on 18,252,050 weighted average  common  shares  outstanding  for the three  months ended April 30,
     1998), compared to net earnings from continuing operations of $36,304 (1.1%), or less than $.005 per share for the three months ended April 30, 1997 (on 15,681,157 weighted average common shares outstanding for the three months ended April 30, 1997). The improvement in net earnings from continuing operations for the three months ended April 30, 1998 was $95,980 versus the comparable period in Fiscal 1997, as a result of increased revenue and lower sales and administrative expenses, the aggregate benefit from which was partially offset by higher debt service costs.

     Net Earnings From Continuing Operations For The Six Months Ended April 30, 1998 were $423,295 (6.3%), or $.02 per share (on 18,252,050 weighted average common shares outstanding for the six months ended April 30, 1998), compared to net earnings from continuing operations of $336,878 (4.8%), or $.03 per share for the six months ended April 30, 1997 (on 11,172,861 weighted average common shares outstanding for the six months ended April 30, 1997). The improvement in net earnings from continuing operations for the six months ended April 30, 1998 was $86,417 and 25.7% versus the comparable period in Fiscal 1997. The decline in gross margin as a result of lower revenue was offset by savings in sales and administrative expenses, and the increase in net earnings from continuing operations in the first half of Fiscal 1998 versus the first half of Fiscal 1997 was realized from higher non-operating income, primarily due to a gain realized on settlement of trade debt obligations, partially offset by increased debt service charges, the latter of which were virtually wholly-related to financing arrangements associated with discontinued operations.

     During the three months ended April 30, 1998, the Company realized a minor gain associated with Losses on disposal of discontinued operations. During the six months ended April 30, 1998, the Company incurred $26,130 in losses on disposal of discontinued operations.

     Consolidated Net Earnings For The Three Months Ended April 30, 1998 Were $133,225 (3.8%), or $.01 per share, (on 18,252,050 weighted average common shares outstanding for the three months ended April 30, 1998), compared to consolidated net earnings of $36,305 (1.1%), or less than $.005 per share for the three months ended April 30, 1997 (on 15,681,157 weighted average common shares outstanding for the three months ended April 30, 1997), an increase of $96,920 or 267.0%. Consolidated net earnings for the six months ended April 30, 1998 were $397,165 (5.9%), or $.02 per share, (on
     18,252,050 weighted average common shares outstanding for the six months ended April 30, 1998), compared to consolidated net earnings of $336,878 (4.8%), or $.03 per share for the six months ended April 30, 1997 (on 11,172,861 weighted average common shares outstanding for the six months ended April 30, 1997), an increase of $60,287 or 17.9%.

     REVENUES

     Total Revenues For The Three Months Ended April 30, 1998 were $3,484,859, compared to $3,333,811 for the three months ended April 30, 1997, an increase of $151,048 and 4.5%. Service revenues for the three months ended April 30, 1998 were $3,235,992 (92.9% of total revenues), compared to $3,126,940 (93.8%) for the three months ended April 30, 1997, an increase of $109,051 and 3.5%. The increase in service revenue for the second quarter reflected new business as well as an expansion in business from the Company's existing customers. Service revenues for the six months ended April 30, 1998 were $6,161,566 (91.5%), compared to $6,509,208 (92.6%) for the six months ended April 30, 1997, a decrease of $347,642 and 5.3%. The decrease in service revenues for the first half of Fiscal 1998 reflected the effect of service revenue realized in the first half of Fiscal 1997 from a project performed for a municipality, which project had been signed just prior to the beginning of Fiscal 1997 and completed by the end of the second quarter of Fiscal 1997. The negative effect of this, totalling approximately $800,000, was largely offset by new business as well as an expansion in business from the Company's existing customers as a result of management's continued concentration on developing the Company's core business, resulting in a 56% reduction to the negative effect from the lost municipal project revenue described above. As discussed in the Company's 1997 Form 10-K, management has redeployed its resources to certain new and existing customers' sites to perform services in order to meet an increase in demand for services at these locations, which business has continued to expand.

     Equipment Sales For The Three Months Ended April 30, 1998 were $248,867 (7.1% of total revenues), compared to $206,871 (6.2%) for the three months ended April 30, 1997, an increase of $41,996 and 20.3%. The increase in equipment sales during the respective quarterly periods reflected increased purchases of supplies. Equipment sales for the six months ended April 30, 1998 were $571,569 (8.5%), compared to $521,239 (7.4%) for the six months ended April 30, 1997, an increase of $50,330 and 9.7%. The increase in equipment sales in the first half of Fiscal 1998 reflected increased purchases of supplies.

     OPERATING COSTS AND OTHER EXPENSES

     Service Costs For The Three Months Ended April 30, 1998 were $2,373,318 (73.3% of service revenues), compared to $2,188,478 (70.0%) for the three months ended April 30, 1997, an increase of $184,840 and 8.4%. Service costs as a percentage of service revenue for the three months ended April 30, 1998 increased 3.3 percentage points versus the three months ended April 30, 1997 due to increased salary and associated personnel costs. Service costs for the six months ended April 30, 1998 were $4,487,764 (72.6%), compared to $4,271,525 (65.6%) for the six months ended April 30, 1997, an increase of $216,239 and 5.1%. Service costs as a percentage of service revenue for the six months ended April 30, 1998 increased 7.0 percentage points versus the six months ended April 30, 1997 due to the decline in service revenue for the comparable periods plus the effect of increased salary and associated personnel costs.

     Cost Of Equipment Sold For The Three Months Ended April 30, 1998 was $187,148 (75.2% of equipment sales), compared to $134,738 (65.2%) for the three months ended April 30, 1997, an increase of $52,410 and 38.9%. Cost of equipment sold for the six months ended April 30, 1998 was $437,967 (76.6%), compared to $478,899 (91.9%) for the six months ended April 30, 1997, a decrease of $40,932 and 8.5%.

     Gross Profit For The Three Months Ended April 30, 1998 was $924,393 (26.5% of total revenues), compared to $1,010,595 (30.3%) for the three months ended April 30, 1997, a decline of $86,202 and 8.5%. As a ratio of sales, gross margin dropped 3.8 percentage points versus the prior fiscal year's period. Gross profit for the six months ended April 30, 1998 and 1997 was $1,807,405 (26.8%) and $2,280,024 (32.4%), respectively, a decrease of
     $472,619 and 20.7%. As a ratio of sales, gross margin dropped 5.6 percentage points versus the prior fiscal year's period. The decline in the gross margin percentage was due to the reasons discussed above.

     Selling, General And Administrative Expenses For The Three Months Ended April 30, 1998 were $651,205 (18.7% of total revenues), compared with $856,902 (25.7%) for the three months ended April 30, 1997, a decrease of $205,696 or 24.0%. The decrease in SG&A costs was primarily due to lower personnel and associated costs as well as lower professional fees. Selling, general and administrative expenses for the six months ended April 30, 1998 were $1,275,578 (18.9%), compared with $1,737,761 (24.7%) for the six months ended April 30, 1997, an decrease of $462,184 or 26.6%, as compared to the 5.3% decline in service revenue for the same period. The lower SG&A costs were in personnel and associated costs as well as in professional fees.

     Total Operating Expenses For The Three Months Ended April 30, 1998 were $3,211,671 (92.2%), compared with $3,180,118 (95.4%) for the three months ended April 30, 1997, an increase of $31,553 and 1.0% versus a 4.5% rise in total revenue for the same period, thus yielding an improvement of 3.2 percentage points in operating costs as a ratio of total revenue. Total operating expenses for the six months ended April 30, 1997 were $6,201,309 (92.1%), compared with $6,488,185 (92.3%) for the six months ended April 30, 1997, a decrease of $286,876 or 4.4% versus a 4.2% drop in total revenue for the same period, thus yielding an improvement of 0.2 percentage points in operating costs as a ratio of total revenue.

     Income From Operations For The Three Months Ended April 30, 1998 was $273,188 (7.8%), compared with $153,694 (4.6%) for the three months ended April 30, 1997, an improvement of $119,494 and 77.7% on a 4.5% rise in total revenue for the same period. Income from operations for the six months ended April 30, 1997 was $531,827 (7.9%), compared with $542,262 (7.7%) for the six months ended April 30, 1997, a decrease of $10,435 or 1.9% versus a 4.2% drop in total revenue for the same period. The operating profitability ratios for both periods

     Non-operating Expenses For The Three Months Ended April 30, 1998 were $140,367 (4.0%), compared with non-operating expenses of $117,389 (3.5%) for the three months ended April 30, 1997, an increased expenditure of $22,978 and 19.6%, essentially due to $25,000 in financing costs for a quarterly prepayment premium on the $750,000 bank term loan. Non-operating expenses for the six months ended April 30, 1998 were $107,994 (1.6%), compared to $205,384 (2.9%) for the six months ended April 30, 1997, an expense reduction of $97,389 and 47.4%, the net result of: (1) $203,154 additional non-operating income, derived from a $197,000 non-recurring gain on trade debt settlements and a $31,000 benefit on the reversal of prior-period tax expense, the aggregate benefit from which was partially offset by miscellaneous expenses; less (2) $105,764 in additional interest charges as a result of the higher blended rate effective in Fiscal 1998 on a shareholder loan plus $50,000 in financing costs under the terms of the $750,000 bank term loan.

     As discussed above under "Results of Operations", Net Earnings From Continuing Operations For The Three Months Ended April 30, 1998 were $132,284 (3.8%), or $.01 per share, compared to net earnings from continuing operations of $36,304 (1.1%), or less than $.005 per share for the three months ended April 30, 1997, an improvement of $95,980. Net earnings from continuing operations for the six months ended April 30, 1998 were $423,295 (6.3%), or $.02 per share, compared to net earnings from continuing operations of $336,878 (4.8%), or $.03 per share for the six months ended April 30, 1997, an improvement of $86,417 and 25.7%.

     For the three months ended April 30, 1998 and the six months ended April 30, 1998, respectively, no provision for income taxes has been recorded due to the tax benefits associated with the Company's net operating loss carry-forwards. As of October 31, 1997, the Company has recorded a deferred tax asset of approximately $2,002,000 reflecting the benefit of $5,880,016 in loss carryforwards, which expire in varying amounts between 2001 and 2010. Realization of this and other deferred assets is dependent upon generating sufficient taxable income in future periods. Management believes that sufficient future income will exist to allow utilization of $150,000 of the deferred tax asset.

     As discussed above under "Results of Operations", Consolidated Net Earnings For The Three Months Ended April 30, 1998 were $133,225 (3.8%), or $.01 per share, compared to consolidated net earnings of $36,305 (1.1%), or less than $.005 per share for the three months ended April 30, 1997, an increase of $96,920 or 267.0%. Consolidated net earnings for the six months ended
     April 30, 1998 were $397,165 (5.9%), or $.02 per share, compared to consolidated net earnings of $336,878 (4.8%), or $.03 per share for the six months ended April 30, 1997, an increase of $60,287 or 17.9%.

     LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Note 2 to the Financial Statements, in June, 1998, the FRCA was further amended to extend its terms from February 1, 1999 to May 1, 1999. Simultaneously with the execution of Amendment No. 3 to the FRCA, in June, 1998, the Lender executed the June 1998 Waiver, whereby the Lenders waived any non-compliance, through and including the date of the June 1998 Waiver, by the Company with certain provisions of the FRCA, including
     Section 2.1 relating to maximum loan amounts, borrowing amounts not supported by Eligible Receivables or borrowing amounts permitted only if Operating Budget Targets are met, without the Company's meeting those targets. Copies of Amendment No. 3 to FRCA and the June 1998 Waiver are annexed as Exhibits A and B, respectively, to this Form 10-Q Report. In June, 1998, the two Second Amended and Restated Lobozzo Debentures were further amended, which are filed as Exhibits C and D to this Form 10-Q
     Report, to provide that $300,000.50 (an aggregate of $600,001) would be paid in full on July 31, 1999.

     As a result of the substantial losses incurred in the discontinued operations in the Data Net Subsidiary and the Intronet Division, the Company had suffered significant consolidated losses in the fiscal years ended October 31, 1995 and 1996. The audited financial statements for Fiscal 1997, as set forth in this Form 10-Q Report, reflect a decrease in the shareholders' deficit, from ($2,753,412) as of October 31, 1996 to ($2,179,149) as of October 31, 1997, as a result of the consolidated earnings reported for Fiscal 1997. The unaudited financial statements for the second quarter of Fiscal 1998 show continued improvement in the Company's financial position, with consolidated net earnings of $397,165 and a decrease in the shareholders' deficit, from ($2,179,149) as of October 31, 1997 to ($1,781,982) as of April 30, 1998. These actual results are not a guarantee that the improved financial position will continue into the future.

     Cash (Used) In Operations during the first six months of Fiscal 1998 totalled ($514,000). The benefit from net income of $397,000, non-cash charges of $411,000 and a $54,000 increase in deferred revenue did not offset the reduction in cash as a result of a $674,000 increase in accounts receivable, a $239,000 increase in prepaid assets and a $484,000 decrease in accounts payable and accrued expenses ($373,000 of which reduction related to the Vertex & 3Com settlements). Cash provided by operations during the first six months of Fiscal 1997 was $489,000. The $1,099,000 swing in cash used in the two comparative periods reflects the greater investment in receivables in the first half of Fiscal 1998.

     The Company had working capital of $34,410 at April 30, 1998, as compared to a working capital deficit of ($1,296,414) at October 31, 1997. The $1,330,824 improvement in working capital investment essentially flowed from increases of $673,853 in accounts receivable, $270,075 in prepaid charges and a decrease of $565,414 in accounts payable, the aggregate effect of which, at $1,509,342, was partially offset by a reduction in inventory and an increase in deferred service revenue. The Company had working capital deficits of ($1,917,336) and ($1,974,918) at April 30, 1997 and October 31, 1996, respectively, representing a reduction of $57,582 in the working capital deficit during the first half of Fiscal 1997.

     Cash (Used) In Investing Activities During the first six months of Fiscal 1998 totalled ($279,000). This cash outlay was incurred principally due to $195,000 in expenditures for field spare parts, with increases to PP&E and other assets accounting for the remainder. Cash (used) in investing activities during the first six months of Fiscal 1997 was ($500,000). The $221,000 reduction in cash used in the two comparative periods reflects a $243,000 lower investment requirement for spare parts.

     Cash Provided By Financing Activities was $802,000 in the first six months of Fiscal 1998, $782,000 of which came from drawdowns on the Lobozzo Loan with the remainder coming from financing on a van purchase. Cash (used) in financing activities in the first six months of Fiscal 1997 was $215,000, for $140,000 in payments on the Lobozzo Loan and $75,000 for payment on the Rexel subordinated debenture purchase. The $1,017,000 increase in cash provided in the two comparative periods resulted from $922,000 in higher drawdowns on the Lobozzo loan, financing on a van purchase in Fiscal 1998 and the $75,000 payment made in Fiscal 1997 relating to the Rexel subordinated debenture purchase.

     The net result of the above was an $8,643 provision of cash for the six months ended April 30, 1998, compared to ($225,660) use of cash for the six months ended April 30, 1997.

                                   PART II

                              OTHER INFORMATION


Item I.  LEGAL PROCEEDINGS

      A. HAMILTON COLLEGE

      As previously reported in the 1997 Form 10-K, on December 12, l997, the Company had commenced a litigation (the "Hamilton Litigation") in New York State Supreme Court, Monroe County, against Hamilton College and against one of Hamilton College's employees, seeking compensatory and punitive damages based on several legal theories including: breach of contract, quantum meruit, fraudulent inducement, account stated and tortious interference with contractual relationships. The Hamilton Litigation arose from claims made by the Company that Hamilton College failed to pay for work performed by the Company, and materials ordered by Hamilton College and installed by the Company, all in connection with a contract (the "Hamilton Contract") whereby the Company, through its Intronet Division, installed at Hamilton College the infrastructure and electronics for a campus-wide voice, data and telecommunications network. Among other matters, the Hamilton Litigation alleged that the Company was fraudulently induced to enter into the Hamilton Contract by inaccurate documents provided by Hamilton College, that Hamilton College had failed to make certain payments which it was required to make and has otherwise breached the Hamilton Contract, and that Hamilton College had received the benefit of work and materials provided by the Company for which Hamilton College had not paid. The Hamilton Litigation also alleged that one of Hamilton College's employees, who was named as a defendant, deliberately and maliciously interfered with the Company's efforts to complete the Hamilton Contract, that the Company complained about the employee's actions, but that Hamilton College had ignored these complaints and had in fact acquiesced in them, with the result that the Company's contractual relationships had been tortiously damaged.

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

     Hamilton had asserted counterclaims against the Company for $100,000 for unspecified breaches of the Hamilton Contract and for $10,000 for failure to cause Marcy to release the Mechanics Lien. Despite these counterclaims, the Company did not anticipate (although it could not guarantee) that it would have any liability to the defendants in the Hamilton Litigation as a result of the Hamilton Litigation, or that it would have any liability as result of the Marcy Litigation. As such, no accrual had been made in the financial statements for either of those legal proceedings.

     In June, 1998, the Company, Hamilton College, Marcy, the Company's bonding Company and the Hamilton College employee agreed in principle to a settlement of all claims and counterclaims. The settlement, which is subject to the execution of documents by all parties, provides for: (1) a payment by Hamilton College to the Company in full settlement of all outstanding claims; (2) a payment by the Company to Marcy in full settlement of all outstanding claims; (3) the exchange of Releases among the various parties; and (4) a discontinuance of the Hamilton Litigation which prejudice. Most of the settlement documents have been executed and are being held in escrow pending receipt of the remaining documents, which are anticipated being received during the week commencing June 15, 1998, at which time, upon filing of the stipulation of discontinuance, the entire dispute will be resolved.

      B.  STATE OF CONNECTICUT

     The Company, through its former Intronet Division, entered into a contract with the State of Connecticut (the "State") through the State's Department of Administrative Services to perform work at the State's Department of Correction Walker Reception Facility. Subsequently, the State requested a change in the original contract requiring additional work to be performed. Only a portion of the contract amount was paid by the State. The Company has attempted to resolve the issue with the State but has not yet been successful in this regard although the Company intends to continue its settlement efforts. In addition, on June 12, 1998, the Company filed a Notice of Claim with the State's Office of Claims Commissioner seeking payment in full of the amount of its claims, $55,912. No response has yet been received from the State. The Company has not recorded any reserves against this claim in its financial statements in view of its belief that it will be able to prove its claim.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As reported elsewhere in this Form 10-Q Report, in January, 1998, the First Restated Credit Agreement was amended to extend the term thereof from June 30, 1998 to November 1, 1998. In March, 1998, the First Restated Credit Agreement was further amended to extend the term thereof from November 1, 1998 to February 1, 1999. In June, 1998, the First Restated Credit Agreement was further amended to extend the term thereof from February 1, 1999 to May 1, 1999 (See Exhibits A and B hereto). In January, 1998, the Second Restated Lobozzo Debentures were amended to extend the term thereof to January 31, 1999. In March, 1998, the Second Restated Lobozzo Debentures were further amended to extend the term thereof from January 31, 1999 to April 30, 1999. In June, 1998, the Second Restated Lobozzo Debentures were further amended to extend the term thereof from April 30, 1999 to July 31, 1999 (See Exhibits C and D hereto). In January 1998, the Second Restated Lobozzo Option Agreements were amended to extend the Expiration Date thereof to January 31, 1999. In March, 1998, the Second Restated Lobozzo Option Agreements were further amended to extend the Expiration Dates thereof from January 31, 1999 to April 30, 1999. In June, 1998, the Second Restated Lobozzo Option Agreements were further amended to extend the Expiration Dates thereof from April 30, 1999 to July 31, 1999 (See Exhibits E and F hereto).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The First Restated Credit Agreement, as amended, provides that the maximum amount of the Lobozzo Loan would be (1) $3,650,000 for the period from October 1, 1997 through December 31, 1997; (2) $3,350,000 for the period from January 1, 1998 through June 30, 1998; and (3) $2,950,000 for the period from July 1, 1998 through, as currently amended, May 1, 1999. From time to time, there may have been instances where the Borrower (defined as the Company and Data Net) may not have been in compliance with the provisions of the First Restated Credit Agreement, or the several amendments thereto, including, without limitation: (a) the borrowing by the Borrower of amounts which exceeded the maximum loan amounts set forth in Section 2.1 of the First Restated Credit Agreement; (b) the borrowing by the Borrower of amounts which were not supported by adequate Eligible Receivables, as such term is defined in the First Restated Credit Agreement; and (c) the borrowing by the Borrower of amounts which were only permissible in the event that the Borrower met its Operating Budget Targets, as such term is defined in the First Restated Credit Agreement, for certain time periods, and the failure of the Borrower to meet those Operating Budget Targets. In January, 1998, March, 1998 and again in June, 1998, (See Exhibit B hereto), the lender waived any such non-compliance through the date of the Waiver and Consent.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

     (a) Exhibit 11 - Statement regarding computation of earnings per share.

     (b) REPORTS ON FORM 8-K filed during the quarter for which this Form 10-Q Report is filed: None


     EXHIBITS

     EXHIBIT A - Amendment  No. 3 to First  Restated  Credit  Agreement  and
                 Other Agreements dated June 12, 1998.

     EXHIBIT B - Waiver and Consent to First Restated  Credit  Agreement and
                 Other Agreements dated June 12, 1998.

     EXHIBIT C - Amendment No. 3 to Delta Data Net,  Inc.,  Second Amended and
                 Restated 8% Subordinated Debentures due January 31, 1999 (Joseph M. Lobozzo, II), dated June 12, 1998.

     EXHIBIT D - Amendment No. 3 to Delta Data Net, Inc., Second Amended and
                 Restated 8% Subordinated Debenture due January 31, 1999 (Joanne
                 M. Lobozzo), dated June 12, 1998.

     EXHIBIT E - Amendment No. 3 to Delta Computec,  Inc. Second Amended and
                 Restated October 1992 Option Agreement (Joseph M. Lobozzo, II), dated June 12, 1998.

     EXHIBIT F - Amendment No. 3 to Delta Computec,  Inc. Second Amended and
                 Restated October 1992 Option Agreement (Joanne M. Lobozzo), dated June 12, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Dated:  June 12, 1998                        DELTA COMPUTEC INC.



                                             By: /S/ JOHN DEVITO
                                                ----------------
                                                John DeVito
                                                President and
                                                Chief Operating Officer


                                             By: /S/ FRANK J. DONNELLY
                                                ----------------------
                                                Frank J. Donnelly
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                              INDEX TO EXHIBITS


The following Exhibits are filed as part of this Quarterly Report on Form 10-Q


          EXHIBIT A           Amendment No. 3 to First  Restated Credit  Agree-
                              ment and Other Agreements dated June 12, 1998.

          EXHIBIT B           Waiver and Consent to First Related  Credit Agree-
                              ment and Other Agreements dated June 12, 1998.

          EXHIBIT C           Amendment  No. 3 to Delta Data Net,  Inc.,  Second
                              Amended and Restated 8% Subordinated Debentures due April 30, 1999 (Joseph M. Lobozzo, II) dated
                              June 12, 1998.

          EXHIBIT D           Amendment  No. 3 to Delta Data Net,  Inc.,  Second
                              Amended and Restated 8% Subordinated Debentures due April 30, 1999 (Joanne M. Lobozzo) dated June
                              12, 1998.

          EXHIBIT E           Amendment No. 3 to Delta  Computec,  Inc.,  Second
                              Amended and Restated October 1992 Option Agreement
                              (Joseph M. Lobozzo, II) dated June 12, 1998.

          EXHIBIT F           Amendment No. 3 to Delta  Computec,  Inc.,  Second
                              Amended  and  Restated   October,   1992,   Option
                              Agreement (Joanne M. Lobozzo) dated June 12, 1998.

                                  EXHIBIT A


              AMENDMENT NO. 3 TO FIRST RESTATED CREDIT AGREEMENT
                             AND OTHER AGREEMENTS


      This Amendment No. 3 to First Restated Credit Agreement and Other Agreements ("Amendment No. 3"), is made and entered into as of the 12th day of June, 1998 by and among JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), JOANNE M. LOBOZZO, the wife of Lobozzo, with an address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo", and, together with Lobozzo, the "Lender"), DELTA
COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI"), DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDI", DCI and DDI are referred to collectively as the "Borrower"), and SAI/Delta, Inc., a Florida corporation and a wholly-owned subsidiary of DCI ("SAI/Delta").

                             W I T N E S S E T H:

      This Amendment No. 3 is intended to amend in certain respects as set forth herein, the terms and conditions of a certain First Restated Credit Agreement dated as of October 31, 1997, as amended by a certain Amendment No. 1 thereto and by a certain Amendment No. 2 thereto (as amended, the "FRCA") by and among the Borrower, the Lender and SAI/Delta, whereby Lobozzo and Joanne Lobozzo agreed to provide the Borrower with Loans (as defined in the FRCA) up to the current maximum principal amount of $3,350,000, subject to certain limitations set forth in the FRCA.

     NOW, THEREFORE, it is agreed as follows:

1.  INCORPORATION  OF  RECITALS.   The  recitals  set  forth  in  the  recital
paragraph of this Amendment No. 3 are intended to be, and are, incorporated into this Amendment No. 3 as a part hereof.

2. AMENDMENT TO THE FRCA. The parties hereto agree that, from and after the date hereof, the definition of the term Maturity Date as set forth in the FRCA is deleted and replaced in its entirety by the following:

"Maturity Date" means May 1, 1999.

3. WAIVER. Lender hereby waives any non-compliance which may have existed with regard to Section 2.1 of the FRCA for the period between October 31, 1997, the date of the FRCA, and June 12, 1998, the date of this Amendment No. 3.

4. REAFFIRMATION. Except as amended by this Amendment No. 3, the terms and conditions of the FRCA are hereby reaffirmed in their entirety.

      IN WITNESS WHEREOF, the parties have caused this Amendment No. 3 to be duly executed and delivered by the proper and duly authorized officers as of the date first above written.

                                                  /S/ JOSEPH M. LOBOZZO II
                                                  ------------------------
                                                  Joseph  M. Lobozzo II


                                                  /S/ JOANNE M. LOBOZZO
                                                  ---------------------
                                                  Joanne M. Lobozzo

                                        DELTA COMPUTEC INC.

                                        By:  /S/ JOHN DEVITO
                                             ----------------------
                                             John DeVito, President &
                                             Chief Operating Officer


                                        DELTA DATA NET, INC.

                                        By:  /S/ JOHN DEVITO
                                             ----------------------
                                             John DeVito, President &
                                             Chief Operating Officer


                                        SAI/DELTA, INC.

                                        By:  /S/ JOHN DEVITO
                                             -----------------------
                                             John DeVito, President &
                                             Chief Operating Officer



                      CONSENT AND AGREEMENT OF GUARANTOR


      As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 3 and the consummation of the transactions contemplated by Amendment No. 3; (b) agrees that the First Restated Unlimited Continuing Guaranty dated as of October 31, 1997 (the "Guaranty") which it previously delivered to the Lender as security for the payment and performance of all of the liabilities, obligations and indebtedness of the Borrower to the Lender pursuant to the FRCA and the First Restated Promissory Note dated as of October 31, 1997 from the Borrower to the Lender (the "FRPN") is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to the Lender's obligations under Amendment No. 3 and it is in its interest and to its financial benefit to execute this Consent and Agreement.


                                        SAI/DELTA, INC.

                                        By:  /S/ JOHN DEVITO
                                             --------------------
                                             John DeVito, President &
                                             Chief Operating Officer

                                  EXHIBIT B


                              WAIVER AND CONSENT


      This Waiver and Consent is made as of the 12th day of June, 1998, by Joseph M. Lobozzo II and Joanne M. Lobozzo (collectively, the "Lender") to Delta Computec Inc., and Delta Data Net, Inc. (collectively, the "Borrower") and is consented to by SAI/Delta, Inc. ("SAI/Delta").

                                 WITNESSETH:

     WHEREAS, Section 2.1 of a certain First Restated Credit Agreement dated as of October 31, 1997 by and among the Lender, the Borrower and SAI/Delta, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (as amended, the "FRCA"), sets forth the maximum principal amount of all loans which the Borrower may borrow from the Lender thereunder and the Borrower's required borrowing base for all such loans; and

      WHEREAS, under certain circumstances, there may have been instances where non-compliance with Section 2.1 of the FRCA may have heretofore occurred, including without limitation: (a) the borrowing by the Borrower of amounts which exceeded the maximum loan amounts set forth in Section 2.1 of the FRCA; (b) the borrowing by the Borrower of amounts which were not supported by adequate Eligible Receivables, as such term is defined in the FRCA, and (c) the borrowing by the Borrower of amounts which were only permissible in the event that the Borrower met its Operating Budget Targets; as such term is defined in the FRCA, for certain time periods, and the failure of the Borrower to meet those Operating Budget Targets; and

      WHEREAS, in addition to non-compliance with Section 2.1 of the FRCA which may have heretofore occurred, certain violations of Section 2.1 of the FRCA may also have occurred by virtue of the fact that the Borrower has recently settled its accounts with 3Com Corporation ("3Com") and Vertex Technologies, Inc. ("Vertex"), and in connection with such settlements, the Borrower has made lump sum payments to both 3Com and Vertex; and

      WHEREAS,  the Lender desires to: (a) waive any non-compliance with Section
2.1 of the FRCA, which may have heretofore occurred; (b) waive any non-compliance with Section 2.1 of the FRCA which may have heretofore occurred by virtue of the fact the Borrower has recently settled its accounts with 3Com and Vertex; and (c) waive any non-compliance with the terms, covenants or conditions of any of the other documents executed in connection with the FRCA which may have heretofore occurred, by reason of any of the matters set forth in this Waiver and Consent.

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


                                                  /S/ JOSEPH M. LOBOZZO II
                                                  ------------------------
                                                  JOSEPH M. LOBOZZO II


                                                  /S/ JOANNE M. LOBOZZO
                                                  ---------------------
                                                  JOANNE M. LOBOZZO


                             CONSENT OF GUARANTOR


      As of the date first above written, the undersigned Guarantor, SAI/Delta, Inc. ("Guarantor"), hereby: (a) fully consents to the terms and provisions of the above Waiver and Consent dated as of June 12, 1998; (b) agrees that the First Restated Unlimited Continuing Guaranty dated as of October 31, 1997 (the "Guaranty") which Guarantor previously delivered to the lender as security for the payment and performance of all of the liabilities, obligations and indebtedness of the Borrower to the Lender, pursuant to the FRCA and the First Restated Promissory Note dated as of October 31, 1997, is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that Guarantor has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that Guarantor's consent and agreement hereto is a condition to the Lender's waiver of the violations of the FRCA set forth in the above Waiver and Consent and it is in Guarantor's interest and the Guarantor's financial benefit to execute this Waiver and Consent. All capitalized terms as set forth in this Consent of Guarantor, unless otherwise defined herein, have the meaning set forth in the Guaranty.


                                        SAI/DELTA, INC.


                                        By:  /S/ JOHN DEVITO
                                             -----------------------
                                             John DeVito, President and
                                             Chief Operating Officer

                                  EXHIBIT C


     AMENDMENT NO. 3 TO DELTA DATA NET, INC. SECOND AMENDED AND RESTATED
             8% SUBORDINATED DEBENTURE DUE APRIL 30, 1999 - NO. 1


      This Amendment No. 3 ("Amendment No. 3") to Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due April 30, 1999 No. 1 is made and entered into as of the 12th day of June, 1998 by and among DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDN") and JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo"), and is consented and agreed to by DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608.

                             W I T N E S S E T H:

      This Amendment No. 3 is intended to amend in certain respects as set forth herein, the terms and conditions of that certain Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due April 30, 1999 - No. 1, dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto and Amendment No. 2 thereto (as amended, "Debenture No. 1"), whereby DDN promised to pay to Lobozzo the principal sum of Three Hundred Thousand and 50/100 Dollars ($300,000.50), plus interest thereon, in the manner and upon the terms set forth in Debenture No. 1.

NOW, THEREFORE, it is agreed as follows:

      1.   INCORPORATION   OF   RECITALS.   The  recitals  set  forth  in  the
recital   paragraph  of  this   Amendment  No.  3  are  intended  to  be,  and
hereby  are, incorporated into this Amendment No. 3 as a part hereof.

      2. AMENDMENT TO DEBENTURE NO. 1. The parties hereto agree that, from and after the date hereof, the date on which payment in full of Debenture No. 1 is due is extended from April 30, 1999 to July 31, 1999. Without limiting the generality of the foregoing in any manner, all references in Debenture No. 1 to a "repayment" date, "due" date or "stated maturity" date of " April 30, 1999" are hereby deleted and replaced by "July 31, 1999".

      3.  REAFFIRMATION.  Except as amended by this Amendment No. 3, the terms
and   conditions  of  Debenture   No.  1  remain   unchanged  and  are  hereby
ratified and reaffirmed in their entirety.


      IN WITNESS WHEREOF, the parties have caused this Amendment No. 3 to be duly executed and delivered as of the date first above written.

                                        DELTA DATA NET, INC.

                                        By:  /S/ JOHN DEVITO
                                             -----------------------
                                             John DeVito, President &
                                             Chief Operating Officer

                                             /S/ JOSEPH M. LOBOZZO II
                                             ------------------------
                                             JOSEPH M. LOBOZZO II

               CONSENT AND AGREEMENT OF SUBORDINATED GUARANTOR


      As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 3 and the consummation of the transactions contemplated by Amendment No. 3; (b) agrees that the Subordinated Guaranty which it delivered in connection with Debenture No. 1 (the "Guaranty") as security for the payment and performance of all of the liabilities, obligations and indebtedness of DDN to Lobozzo in connection with Debenture No. 1 is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to Lobozzo's obligations under Amendment No. 3 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                        DELTA COMPUTEC INC.

                                        By:  /S/ JOHN DEVITO
                                             ------------------------
                                             John DeVito, President &
                                             Chief Operating Officer

                                  EXHIBIT D


     AMENDMENT NO. 3 TO DELTA DATA NET, INC. SECOND AMENDED AND RESTATED
                  8% SUBORDINATED DEBENTURE DUE JANUARY 31, 1999 - NO. 2


This Amendment No. 3 ("Amendment No. 3") to Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due April 30, 1999 - No. 2, is made and entered into as of the 12th day of June, 1998 by and among DELTA DATA NET, INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DDN") and JOANNE M. LOBOZZO, an individual with a residence address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo"), and is consented and agreed to by DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608.

                             W I T N E S S E T H:


      This Amendment No. 3 is intended to amend in certain respects as set forth herein, the terms and conditions of that certain Delta Data Net, Inc. Second Amended and Restated 8% Subordinated Debenture Due April 30, 1999 - No. 2, dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto and Amendment No. 2 thereto (as amended, "Debenture No. 2"), whereby DDN promised to pay to Joanne Lobozzo the principal sum of Three Hundred Thousand and 50/100 Dollars ($300,000.50), plus interest thereon, in the manner and upon the terms set forth in Debenture No. 2.

NOW, THEREFORE, it is agreed as follows:

      1.   INCORPORATION   OF   RECITALS.   The  recitals  set  forth  in  the
recital   paragraph  of  this   Amendment  No.  3  are  intended  to  be,  and
hereby  are, incorporated into this Amendment No. 3 as a part hereof.

      2. AMENDMENT TO DEBENTURE NO. 2. The parties hereto agree that, from and after the date hereof, the date on which payment in full of Debenture No. 2 is due is extended from April 30, 1999 to July 31, 1999. Without limiting the generality of the foregoing in any manner, all references in Debenture No. 2 to a "repayment" date, "due" date or "stated maturity" date of " April 30, 1999" are hereby deleted and replaced by " July 31, 1999".

      3. REAFFIRMATION. Except as amended by this Amendment No. 3, the terms and conditions of Debenture No. 2 remain unchanged and are hereby ratified and reaffirmed in their entirety.


      IN WITNESS WHEREOF, the parties have caused this Amendment No. 3 to be duly executed and delivered as of the date first above written.

                                        DELTA DATA NET, INC.

                                        By:  /S/ JOHN DEVITO
                                             -------------------------
                                             John DeVito, President &
                                             Chief Operating Officer

                                             /S/ JOANNE M. LOBOZZO
                                             ---------------------
                                             JOANNE M. LOBOZZO

               CONSENT AND AGREEMENT OF SUBORDINATED GUARANTOR


      As of the date first above written, the undersigned hereby: (a) fully consents and agrees to the terms and provisions of the above Amendment No. 3 and the consummation of the transactions contemplated by Amendment No. 3; (b) agrees that the Subordinated Guaranty which it delivered in connection with Debenture No. 2 (the "Guaranty") as security for the payment and performance of all of the liabilities, obligations and indebtedness of DDN to Joanne Lobozzo in connection with Debenture No. 2 is hereby ratified and confirmed and shall remain in full force and effect; (c) acknowledges that it has no set-off, counterclaim or defense with respect to the Guaranty; and (d) acknowledges that its consent and agreement hereto is a condition to Joanne Lobozzo's obligations under Amendment No. 3 and it is in its interest and to its financial benefit to execute this Consent and Agreement.

                                        DELTA COMPUTEC INC.

                                        By:  /S/ JOHN DEVITO
                                             ----------------------
                                             John DeVito, President &
                                             Chief Operating Officer

                                  EXHIBIT E


            AMENDMENT NO. 2 TO DELTA COMPUTEC INC. SECOND AMENDED
                  AND RESTATED OCTOBER 1992 OPTION AGREEMENT
                 JOSEPH M. LOBOZZO II - 652,175 COMMON SHARES


      This Amendment No. 3 ("Amendment No. 3") to Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joseph M. Lobozzo II - 652,175 Common Shares is made and entered into as of the 12th day of June, 1998 by and among DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI") and JOSEPH M. LOBOZZO II, an individual having an office at 690 Portland Avenue, Rochester, New York 14621 ("Lobozzo").


                             W I T N E S S E T H:

      This Amendment No. 3 is intended to amend in certain respects as set forth herein, the terms and conditions of the Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joseph M. Lobozzo II - 652,175 Common Shares dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto and Amendment No. 2 thereto (as amended, the "Option Agreement"), whereby DCI granted to Lobozzo an option to purchase 652,175 common shares of DCI pursuant to the terms and conditions set forth in the Option Agreement.

      NOW, THEREFORE, it is agreed as follows:

      1.   INCORPORATION   OF   RECITALS.   The  recitals  set  forth  in  the
recital   paragraph  of  this   Amendment  No.  3  are  intended  to  be,  and
hereby  are, incorporated into this Amendment No. 3 as a part hereof.

      2. AMENDMENT TO THE OPTION AGREEMENT. The parties hereto agree that, from and after the date hereof, the "Exercise Date" of the Option, as such term is defined in the Option Agreement, is extended from 3:00 p.m. on April 30, 1999 to 3:00 p.m. on July 31, 1999.

      3. REAFFIRMATION. Except as amended by this Amendment No. 3, the terms and conditions of the Option Agreement remain unchanged and are hereby ratified and reaffirmed in their entirety.

      IN WITNESS WHEREOF, the parties have caused this Amendment No. 3 to be duly executed and delivered as of the date first above written.

                                        DELTA COMPUTEC INC.

                                        By:  /S/ JOHN DEVITO
                                             -----------------------
                                             John DeVito, President &
                                             Chief Operating Officer

                                             /S/ JOSEPH M. LOBOZZO II
                                             ------------------------
                                             JOSEPH M. LOBOZZO II

                                  EXHIBIT F


            AMENDMENT NO. 2 TO DELTA COMPUTEC INC. SECOND AMENDED
                  AND RESTATED OCTOBER 1992 OPTION AGREEMENT
                  JOANNE M. LOBOZZO - 652,175 COMMON SHARES


      This Amendment No. 3 ("Amendment No. 3") to Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joanne M. Lobozzo - 652,175 Common Shares is made and entered into as of the 12th day of June, 1998 by and among DELTA COMPUTEC INC., a New York corporation having its principal place of business located at 900 Huyler Street, Teterboro, New Jersey 07608 ("DCI") and JOANNE M. LOBOZZO, an individual having a residence address of 756 Rock Beach Road, Rochester, New York 14617 ("Joanne Lobozzo").


                             W I T N E S S E T H:

      This Amendment No. 3 is intended to amend in certain respects as set forth herein, the terms and conditions of the Delta Computec Inc. Second Amended and Restated October 1992 Option Agreement, Joanne M. Lobozzo - 652,175 Common Shares dated February 19, 1997, as the same has heretofore been amended by Amendment No. 1 thereto and Amendment No. 2 thereto (as amended, the "Option Agreement"), whereby DCI granted to Joanne Lobozzo an option to purchase 652,175 common shares of DCI pursuant to the terms and conditions set forth in the Option Agreement.

      NOW, THEREFORE, it is agreed as follows:

      1.   INCORPORATION   OF   RECITALS.   The  recitals  set  forth  in  the
recital   paragraph  of  this   Amendment  No.  3  are  intended  to  be,  and
hereby  are, incorporated into this Amendment No. 3 as a part hereof.

      2. AMENDMENT TO THE OPTION AGREEMENT. The parties hereto agree that, from and after the date hereof, the "Exercise Date" of the Option, as such term is defined in the Option Agreement, is extended from 3:00 p.m. on April 30, 1999 to 3:00 p.m. on July 31, 1999.

      3. REAFFIRMATION. Except as amended by this Amendment No. 3, the terms and conditions of the Option Agreement remain unchanged and are hereby ratified and reaffirmed in their entirety.

      IN WITNESS WHEREOF, the parties have caused this Amendment No. 3 to be duly executed and delivered as of the date first above written.

                                        DELTA COMPUTEC INC.

                                        By:  /S/ JOHN DEVITO
                                             ----------------------
                                             John DeVito, President &
                                             Chief Operating Officer

                                             /S/ JOANNE M. LOBOZZO
                                             ---------------------
                                             JOANNE M. LOBOZZO

                                  Exhibit 11

           DELTA COMPUTEC INC. - CALCULATION OF EARNINGS PER SHARE


                                     Three Months Ended     Six Months Ended
                                          APRIL 30,             APRIL 30,

                                        1998       1997       1998       1997
                                        ----       ----       ----       ----

Primary:
  Continuing Operations            $  132,284  $  36,304  $  423,295  $  336,878
  Discontinued Operations                 941          -     (26,130)          -
                                    ---------   --------   ---------   ---------
  Combined                         $  133,225  $  36,304  $  397,165  $  336,878
                                   ==========  =========  ==========  ==========


Average Common Shares
  Outstanding                      18,252,050 15,681,157  18,252,050  11,172,861

Dilutive Effect of Stock Options            -          -           -           -
                                   ---------- ----------  ----------  ----------

Weighted Average Common Shares
Outstanding                        18,252,050 15,681,157  18,252,050  11,172,861
                                   ---------- ----------  ----------  ----------


Earnings (Loss) Per Common and
Common Equivalent Shares:

  Continuing Operations               $   .01     $   -      $  .02      $   .03
  Discontinued Operations                   -         -          -             -
                                         ----       ---        ----          ---
  Combined                            $  .01      $   -      $  .02      $   .03
                                         ===        ===         ===           ==


NOTE:

     In February, 1997, the Company issued an aggregate 11,440,475 common shares as a result of the exercise of certain options. (See Note 2 to the Financial Statements).